Form 10-Q
period 1995-07-29
JACOBS JAY INC
filed 1995-09-11
CIK 812127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q
(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 29, 1995

                                       OR

   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ....... to ..........

                         Commission file number 0-15934


                                JAY JACOBS, INC.
             (Exact name of registrant as specified in its charter)


         Washington                                            91-0698077
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                           Identification Number)


              1530 Fifth Avenue, Seattle, Washington        98101
             (Address of Principal Executive Offices)     (Zip code)

Registrant's telephone number,
including area code:                                     (206)  622-5400


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 29, 1995

                        (Common Stock, 6,007,283 shares.)


                                Page 1 of 12 pages

                         PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        JAY JACOBS, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)

                           Consolidated Balance Sheet
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                   July 29,     January 28,
Assets                                               1995          1995
------                                             --------     -----------
Current assets:
  Cash and cash equivalents                        $ 5,017       $ 8,745
  Accounts receivable                                  670           414
  Refundable income taxes                                0             0
  Inventories                                        9,374         8,385
  Prepaid expenses                                     810           354
                                                   -------       -------
    Total current assets                            15,871        17,898
                                                   -------       -------
Property and equipment, net                          5,435         6,244
                                                   -------       -------
                                                   $21,306       $24,142
                                                   -------       -------
                                                   -------       -------
Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
  Accounts payable                                 $ 4,256       $ 2,407
  Accrued payroll                                      544           697
  Accrued restructuring expenses                         0           267
  Other accrued expenses                               715           741
                                                   -------       -------
    Total current liabilities                        5,515         4,112
                                                   -------       -------
Non current liabilities                                  0             0

Deferred rental credits                              1,139         1,318
                                                   -------       -------

Liabilities subject to compromise
 and accrued restructuring expenses                 11,236        12,718
                                                   -------       -------
Shareholders' equity:
  Preferred stock:
    Authorized - 5,000,000 shares; Issued and
      outstanding - none                                 -             -
  Common stock:
    Authorized - 20,000,000 shares; Issued and
      outstanding - 6,007,283 and 5,907,283
      shares                                        12,768        12,769
  Retained earnings                                 (9,352)       (6,775)
                                                   -------       -------
                                                     3,416         5,994
                                                   -------       -------
                                                   $21,306       $24,142
                                                   -------       -------
                                                   -------       -------

                         PART I.  FINANCIAL INFORMATION

                        JAY JACOBS, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)

                      Consolidated Statement of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                     Three months ended      Six months ended
                                            July                   July
                                     ------------------     ------------------
                                      1995       1994         1995       1994
                                     --------   -------     -------    -------
Net sales                             $18,799   $26,753     $35,904    $52,721
                                     --------   -------     -------    -------

Operating costs and expenses:
  Cost of sales, buying and
    occupancy costs                    14,300   22,054       28,246     42,494
  Selling, general and
    administrative expenses             5,178    7,547       10,393     15,611
  Interest and other income, net          (90)     (12)        (158)       (24)
                                     --------   -------     -------    -------
Net operating expenses                 19,388   29,589       38,481     58,081
                                     --------   -------     -------    -------

Income (loss) before reorganization
  items and income taxes                 (589)  (2,836)      (2,577)    (5,360)

Reorganization items                      -      3,957          -        3,942
Income tax provision (benefit)            -        -            -         (239)
                                     --------   -------     -------    -------

Net income (loss)                     $  (589) $(6,793)     $(2,577)   $(9,063)
                                     --------   -------     -------    -------
                                     --------   -------     -------    -------

Earnings (loss) per share             $ (0.10)  $(1.15)     $ (0.43)   $ (1.53)
                                     --------   -------     -------    -------
                                     --------   -------     -------    -------

Weighted average number of
  shares outstanding                    6,007    5,907        6,007      5,907
                                     --------   -------     -------    -------
                                     --------   -------     -------    -------

                         PART I.  FINANCIAL INFORMATION

                        JAY JACOBS, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)

                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                       Six months ended
                                                     July 29      July 30
                                                     --------------------
                                                       1995        1994
                                                     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $(2,577)    $(9,063)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                        760       1,138
    Non-cash restructuring items                         189       2,016
    Change in deferred rents                            (179)       (134)
    Change in assets and liabilities:
      Accounts receivable                               (256)        358
      Refundable income taxes                             -        1,590
      Inventories                                       (989)        869
      Prepaid expenses and other                        (456)       (402)
      Accounts payable                                 1,848      (3,583)
      Accrued payroll                                   (153)        (94)
      Other accrued expenses                            (293)       (357)
      Obligations subject to compromise               (1,482)      9,458
                                                     -------     -------
                                                      (3,588)      1,796
                                                     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in property and equipment                  (140)        (52)
                                                     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:                      0          24
                                                     -------     -------

Net change in cash and cash equivalents               (3,728)      1,768
Cash and cash equivalents - beginning of period        8,745       3,904
                                                     -------     -------
Cash and cash equivalents - end of period            $ 5,017     $ 5,672
                                                     -------     -------
                                                     -------     -------

                        JAY JACOBS, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)

              Notes to Unaudited Consolidated Financial Statements

Note 1. Financial Presentation:

         On May 13, 1994 (the "Petition Date"), the Company filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Washington (the "Bankruptcy Court"). Under the protection of Chapter 11, the Company is managing its affairs and operating its business as a debtor-in-possession while it develops a Plan of Reorganization.

      The consolidated financial statements have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a Plan of Reorganization, future profitable operations, the ability to comply with debtor-in-possession financing agreements and the ability to generate sufficient cash from operations to meet obligations.

       Under the provisions of the Bankruptcy Code, actions to enforce certain claims against the Company are stayed if such claims arose, or are based on events that occurred, before the Petition Date. The ultimate settlement of these liabilities will be determined based upon a Plan of Reorganization to be confirmed by the Bankruptcy Court. On June 23, 1995 the Bankruptcy Court approved the Company's request for an extension to the exclusivity period through September 30, 1995. The Company expects to file a Plan of Reorganization by the end of the exclusivity period.

       The attached unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information not misleading and that the information furnished reflects all material adjustments which are, in the opinion of management, necessary to present fairly its results for the interim periods reported and that all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K as filed with the Securities and Exchange Commission on May 15, 1995, as amended May 22, 1995.

Note 2. Earnings (Loss) Per Share

       Earnings (loss) per share is based on the weighted average number of shares outstanding during the quarter as adjusted to take into account the effect of outstanding options to purchase common stock unless the effect of including such options is anti-dilutive. The effect of the outstanding options is computed using the treasury stock method. The weighted average number of shares and equivalents outstanding were 6,007,000 and 5,907,000 for the periods ended July 29, 1995 and July 30, 1994, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      GENERAL

       All references herein to fiscal 1995 and 1994 relate to the eleven months ended January 28, 1995 and twelve months ended February 26, 1994, respectively. References to second quarter 1996 and 1995 relate to the three months ended July 29, 1995 and July 30, 1994, respectively. The Company made the decision, during fiscal 1995, to change its fiscal year to end on the last Saturday in January, as opposed to the last Saturday in February, as with past fiscal years. This change was made to align the Company's fiscal calendar to the seasonal patterns that it experiences, as well as to enhance comparability of its fiscal quarter and year end results with similar retail companies in its industry segment. Second quarter 1995 has been re-stated to include the three months ended July 30, 1994 for comparability to second quarter 1996.

SEASONALITY

       The Company's business is seasonal. During fiscal year 1994 and earlier fiscal years, fall and "back to school" shopping by the Company's customers, generally have resulted in the largest sales in the second quarter ending in late August. Sales also historically have been greater in the holiday season, but earnings in the fourth quarter were adversely affected by markdowns of unsold holiday merchandise and generally lower sales in January and February.

       The Company changed its fiscal year ending date as of the end of fiscal 1995 and as a result expects the seasonal pattern mentioned in the prior paragraph to change. The Company expects the fourth quarter ending late January to generate the largest sales and earnings followed by its third quarter ending in late October.

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales:

                                           Percentage of net sales
                                           -----------------------
                                 Three months ended        Six months ended
                                   July       July           July     July
                                   1995       1994           1995     1994
                                  ------     ------         ------   ------
Net sales                         100.0%     100.0%         100.0%   100.0%
Cost of sales, buying and
 occupancy costs                   76.1       82.4           78.7     80.6
Selling, general and
  administrative expenses          27.5       28.2           28.9     29.6
Interest and other income          (0.5)        -            (0.4)      -
Reorganization items                 -        14.8             -       7.5
Income tax benefit                   -          -              -       0.5
                                  ------     ------         ------   ------
  Net loss                         (3.1)%    (25.4)%         (7.2)%  (17.2)%
                                  ------     ------         ------   ------
                                  ------     ------         ------   ------

QUARTER ENDED JULY 29, 1995 COMPARED TO QUARTER ENDED JULY 30, 1994

        Net sales decreased by $8.0 million, or 30%, in the quarter ended July 29, 1995 as compared to the same period in 1994. This decrease was primarily due to store closures. During the second quarter the Company closed twelve stores. The Company operated 94 fewer stores at the beginning of the second quarter of 1996 (162) than it did at the beginning of the first quarter of 1995
(256). In addition to store closures the Company attributes a portion of the sales decline to a 1% decrease in comparable store sales. Comparable store sales declined as a result of a generally soft demand for apparel merchandise during the second quarter.

        Cost of sales, buying and occupancy costs decreased as a percentage of net sales by 6.3%, due primarily to a decrease in cost of goods sold and reduced occupancy costs resulting from lease rejections and renegotiations.

        Selling, general and administrative expenses decreased as a percentage of net sales by 0.7%, primarily because of general corporate expense downsizing and cost constraint measures that have been implemented.

        Interest and other income increased from 0.0% of sales in first quarter 1995 to 0.5% of sales in first quarter 1996 as a result of an increase in cash available for investment.

        The Company incurred a loss of $0.6 million in the second quarter of fiscal year 1996, ($0.10 per share) down from $6.8 million in the second quarter of fiscal year 1995, ($1.15 per share). The loss can be attributed to a 1% decrease in comparable store sales and an increase in cost of goods sold, partially offset by a reduction in SG & A expenses. The above factors resulted in a significant reduction in the operating loss compared the second quarter ended July 30, 1994.

         The Company is in the process of changing its merchandise strategy as part of its plan for emerging from Chapter 11. The new merchandising strategy emphasizes depth of certain key items which can be coordinated via a seasonal color assortment, complemented by novelty items and accessories that enable customers to purchase complete outfits. These assortments will be developed by the new merchandising team to enhance the quality, value, and style exclusivity of the Company's merchandise. The marketing strategy will focus on increasing the Company's market share through additional use of timely promotions, improved visual merchandise presentations, establishment of target customer research, and a store modernization program.

SIX MONTHS ENDED JULY 29, 1995 COMPARED TO SIX MONTHS ENDED JULY 30, 1994

         Net sales decreased $16.8 million, or 31.9% in the six months ended July 29, 1995 as compared to the same period in 1994. This decrease was primarily due to store closures. The Company operated 84 fewer stores at the beginning of the period than it did one year earlier. In addition to the store closures, the Company attributes a portion of the sales decline to a 5% decrease in comparable store sales. Comparable store sales declined as a result of a generally soft demand for apparel merchandise during the six months.

         Cost of sales, buying and occupancy costs decreased as a percentage of net sales by 1.9%, due primarily to a decrease in cost of goods sold.

         Selling, general and administrative expenses as a percentage of net sales by 0.7%, primarily due to general corporate downsizing and cost control measures that have been implemented.

          Interest and other income increased from 0.0% of sales to 0.4% of sales during the six months ended July 29, 1995, as a result of an increase in cash available for investment. The Company incurred a loss of $2.6 million during the six months ended July 29, 1995. The loss is 7.2% of sales, or $0.43 per share, compared to a loss of 17.2% of sales, or $1.53 per share one year earlier. The loss resulted from a 5% decrease in comparable store sales offset by reductions in cost of goods sold and SG & A expenses.

LIQUIDITY AND CAPITAL RESOURCES

        CHAPTER 11 FILING

        Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the Petition Date. The ultimate terms of settlement of these claims will be determined in accordance with a Plan of Reorganization which requires approval of the impaired prepetition creditors and confirmation by the Bankruptcy Court. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. The ultimate resolution of such liabilities, all of which are subject to compromise, will be part of the Plan of Reorganization. There is no assurance at this time that a Plan of Reorganization, when filed, will be approved or confirmed by the Bankruptcy Court.

        Inherent in a successful Plan of Reorganization is a capital structure that permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the reorganized Company. Under the Bankruptcy Code, the rights of and ultimate payment to prepetition creditors may be substantially altered and, as to some classes, eliminated. At this time, it is not possible to predict the outcome of the Chapter 11 filing, in general, or its effects on the business of the Company or on the interests of creditors or shareholders.

        Subsequent to the Chapter 11 filing, the Company reached an agreement with C.I.T. Group/Business Credit, Inc. to provide debtor-in-possession financing in the form of a $10,000,000 credit facility (The "DIP Facility"). The DIP Facility was approved by the Bankruptcy Court in September, 1994. The DIP Facility provides for cash borrowing and/or the issuance of letters of credit which in the aggregate cannot exceed the lower of a "borrowing base" or $10,000,000. Letters of credit are limited to a maximum of $5,000,000 under the agreement. The DIP Facility also grants security interest in certain of the Company's cash accounts. In addition, the obligations outstanding under this agreement are deemed administrative obligations. Advances under the facility bear interest at the Bank's prime rate plus 1 and 1/2%. The DIP Facility calls for a facility fee of $150,000, and an annual agent fee of $50,000, an unused line fee of 0.5% per annum and a letter of credit fee of 1.75% per annum.

         As of July 29, 1995, the Company had not used the direct borrowing capacity on the DIP Facility. There were $100,000 of letters of credit outstanding at July 29,1995. The DIP Facility will terminate on the earlier of September, 1996 or the date of consummation of a Plan of Reorganization, whichever comes first.

          With Court approval, the Company entered into a preliminary financing agreement with LaSalle National Bank on July 28, 1995. The Company has made a $50,000 good faith deposit with LaSalle. The LaSalle facility will provide cash borrowing and letters of credit, the aggregate of which cannot exceed the lower of $10,000,000 or a computed "borrowing base". Letters of credit will be limited to a maximum of $5,000,000. A first and only lien would be granted to LaSalle on all company assets (excluding capitalized leases and permitted liens). Interest will be charged at LaSalle's announced prime rate. The Company will be charged an annual fee of 1% of the aggregate loan limit, normal audit fees, and a letter of credit fee of 1 1/4% per annum. The agreement is for 3 years and will take effect no later than confirmation of the Reorganization Plan pending LaSalle's due diligence and approval by the creditors.

      GENERAL

         The Company's principal needs for liquidity are to finance the purchase of merchandise inventories, fund its operations and pay professional and administrative fees in connection with its reorganization.

         Net cash provided by (used for) operations for first half 1996 and first half 1995 was ($3.6) million and $1.8 million, respectively. The use of cash resulted from operating losses during the period and payments to certain creditors pursuant to orders by the Bankruptcy Court. Accounts payable increased in the first half of fiscal year 1996 as a result of re-establishing credit terms with vendors and factors previously restricted before the Chapter 11 filing.

         Property and equipment expenditures were $140,000 and $52,000 in the first two quarters of fiscal year 1996 and fiscal year 1995, respectively. The expenditures in the first half of fiscal year 1996 were minor in nature and primarily represent remodels of existing stores. The Company plans to spend $600,000 in Capital Expenditures during fiscal year 1996 which include 10 new store openings.

         The Company had working capital of $10,356,000 at July 29, 1995 compared to $15,811,000 at July 30, 1994. The decrease in working capital is attributable to operating losses, store closures and Bankruptcy Court approved payments to creditors.

         At July 29, 1995 the Company had available $5,017,000 in cash and cash equivalents. The Company, in addition, had approximately $5,000,000 of potential liquidity under terms of its DIP Facility.

         The Company expects to use its available cash resources, temporary relief from prepetition liabilities, cash flow from operations and DIP Facility to fund its needs for liquidity during the pendency of the Chapter 11 proceedings. The amount of available capital resources combined with cash flow from operations should enable the Company to meet its anticipated working capital for the next twelve months.

         Although the Company cannot currently predict the ultimate resolution of the current bankruptcy proceedings, any Plan of Reorganization approved by the Court likely will require significant amounts of the Company's cash to pay liabilities subject to compromise and other liabilities.

                           PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         On May 13, 1994, the Company filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Western District of Washington (Chapter 11 Case No. 94-03993).

Item 2.  CHANGES IN RIGHTS OF SECURITY HOLDERS

     None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

     None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Item 5.  OTHER INFORMATION

     None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          Report regarding change in fiscal year end filed February 7, 1995.

                                     SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 JAY JACOBS, INC.


September 8, 1995
                 /s/ William L. Lawrence
                 --------------------------------------------------------------
                 William L. Lawrence, Jr., Senior Vice President-Chief Financial
                       Officer and Treasurer
                       (Principal Financial and Accounting Officer)