Form 10-Q
period 1995-10-28
JACOBS JAY INC
filed 1995-12-12
CIK 812127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q
(Mark One)
     /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 28, 1995

                                       OR

     / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ....... to ..........

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 28, 1995

                (Common Stock, $.01 par value, 6,007,283 shares.)

                         PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        JAY JACOBS, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)

                           Consolidated Balance Sheet
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                 October 28,   January 28,
ASSETS                                               1995          1995
                                                 -----------   ------------
Current assets:
  Cash and cash equivalents                        $ 1,098       $ 8,745
  Accounts receivable                                  555           414
  Refundable income taxes                                0             0
  Inventories                                       12,042         8,385
  Prepaid expenses                                     620           354
                                                   --------       ------
   Total current assets                             14,315        17,898
                                                   --------       ------

Property and equipment, net                          5,441         6,244
                                                   --------       ------

                                                   $19,756       $24,142
                                                   --------       ------
                                                   --------       ------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $ 5,440       $ 2,407
  Accrued payroll                                      305           697
  Accrued restructuring expenses                         0           267
  Other accrued expenses                               797           741
                                                   --------       ------
    Total current liabilities                        6,542         4,112
                                                   --------       ------

Deferred rental credits                              1,063         1,318
                                                   --------       ------

Liabilities subject to compromise
 and accrued restructuring expenses                  9,229        12,718
                                                   --------       ------

Shareholders' equity:
  Preferred stock:                                       0             0
    Authorized - 5,000,000 shares; Issued and
      outstanding - none
  Common stock:                                     12,768        12,769
    Authorized - 20,000,000 shares; Issued and
      outstanding - 6,007,283 and 5,907,283
      shares
  Retained earnings                                 (9,846)       (6,775)
                                                   --------       ------
                                                     2,922         5,994
                                                   --------       ------
                                                   $19,756       $24,142
                                                   --------       ------
                                                   --------       ------



                         PART I.  FINANCIAL INFORMATION

                        JAY JACOBS, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)

                      Consolidated Statement of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                      Three months ended    Nine months ended
                                           October               October
                                      -------------------   -----------------
                                       1995        1994       1995      1994
                                      ------      ------     ------    ------
Net sales                            $18,357     $21,861   $ 54,261  $ 74,582
                                      ------      ------     ------    ------

Operating costs and expenses:
  Cost of sales, buying and
    occupancy costs                   13,599      16,032     41,845    58,526
  Selling, general and
    administrative expenses            5,327       7,291     15,720    22,902
  Interest and other income, net         (74)       (100)      (232)     (124)
                                      ------      ------     ------    ------
    Net operating expenses            18,852      23,223     57,333    81,304
                                      ------      ------     ------    ------

Income (loss) before reorganization
 items and income taxes                 (495)     (1,362)    (3,072)   (6,722)

Reorganization items                       0       3,640          0     7,582
Income tax provision (benefit)             0           0          0      (239)
                                      ------      ------     ------    ------

Net income (loss)                       (495)     (5,002)    (3,072)  (14,065)
                                      ------      ------     ------    ------
                                      ------      ------     ------    ------


Earnings (loss) per share             $(0.08)     $(0.85)    $(0.51)   $(2.38)
                                      ------      ------     ------    ------
                                      ------      ------     ------    ------

Weighted average number of
  shares outstanding                   6,007       5,907      6,007     5,907
                                      ------      ------     ------    ------
                                      ------      ------     ------    ------


                         PART I.  FINANCIAL INFORMATION

                        JAY JACOBS, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)

                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                      Nine months ended
                                                           October
                                                      --------------------
                                                       1995        1994
                                                      -------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $(3,072)   $(14,065)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                      1,050       1,594
    Non-cash restructuring items                         313       5,430
    Change in deferred rents                            (255)       (250)
    Change in assets and liabilities:
      Accounts receivable                               (141)       (937)
      Inventories                                     (3,657)        479
      Prepaid expenses and other                        (266)       (334)
      Accounts payable                                 3,033        (800)
      Accrued payroll                                   (392)       (344)
      Other accrued expenses                            (211)       (382)
      Obligations subject to compromise               (3,489)      9,447
      Refundable income taxes                              0       1,549
                                                      -------      ------
                                                      (7,087)      1,387
                                                      -------      ------


CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in property and equipment                  (560)        (71)
                                                      -------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:                      0          24
                                                      -------      ------


Net change in cash and cash equivalents               (7,647)     (1,340)
Cash and cash equivalents - beginning of period        8,745       3,904
                                                      -------      ------
Cash and cash equivalents - end of period            $ 1,098     $ 5,244
                                                      -------      ------
                                                      -------      ------

                         PART I.  FINANCIAL INFORMATION

                        JAY JACOBS, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)

              Notes to Unaudited Consolidated Financial Statements

Note 1. Financial Presentation:

         On May 13th, 1994 (the "Petition Date"), the Company filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Washington (the ""Bankruptcy Court''). Under the protection of Chapter 11, the Company managed its affairs and operated its business as a debtor-in-possession while a Plan of Reorganization was developed.

         On October 16, 1995, the Bankruptcy Court entered an order establishing procedures for the solicitation to approve the Company's First Amended Plan of Reorganization ("First Amended Plan"), scheduling a hearing for November 16, 1995, and approving the Company's Disclosure Statement regarding the First Amended Plan. On November 16, 1995, the Bankruptcy Court confirmed the Company's Second Amended Plan of Reorganization (the "Second Amended Plan") subject to approval by the Bankruptcy Court of post-confirmation financing acceptable to the Company and the Unsecured Creditors Committee. On November 20, 1995, the
Bankruptcy Court approved a financing agreement between the Company and LaSalle National Bank, and on November 28, 1995, the Company's Second Amended Plan became effective. The details of the First Amended Plan and the Second Amended Plan are set forth, respectively, in the Company's Current Reports on Form 8-K dated October 16 and November 16, 1995.

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

Note 2. Earnings (Loss) Per Share.

          Earnings (loss) per share is based on the weighted average number of shares outstanding during the quarter as adjusted to take into account the effect of outstanding options to purchase common stock unless the effect of including such options in anti-dilutive. The effect of the outstanding options is computed using the treasury stock method. The weighted average number of shares and equivalents outstanding were 6,007,000 and 5,907,000 for the periods ended October 28, 1995 and October 27, 1994, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

           All references herein to fiscal 1995 and 1994 relate to the eleven months ended January 28, 1995 and twelve months ended February 26, 1994, respectively. References to third quarter 1996 and 1995 relate to the three months ended October 28, 1995 and October 27, 1994, respectively. The Company made the decision, during fiscal 1995, to change its fiscal year to end on the last Saturday in January, as opposed to the last Saturday in February, as with past fiscal years. This change was made
to align the Company's fiscal calendar to   the   seasonal  patterns  that
it experiences, as well as to enhance comparability of its fiscal quarter and year end results with similar retail companies in its industry segment. Third quarter and year to date 1995 have been re-stated to include comparable periods to the current year.

RECENT DEVELOPMENTS

            On October 16, 1995, the Bankruptcy Court entered an order establishing procedures for the solicitation to approve the First Amended Plan, scheduling a hearing for November 16, 1995, and approving the Company's Disclosure Statement regarding the First Amended Plan. On November 16, 1995, the Bankruptcy Court confirmed the Second Amended Plan, subject to approval by the Bankruptcy Court of post-confirmation financing acceptable to the Company and the Unsecured Creditors Committee. On November 29, 1995, the Bankruptcy Court approved a financing agreement between the Company and LaSalle National Bank establishing a financing facility (the "LaSalle Facility") described further under the caption "Liquidity and Capital Resources". On
November 28, 1995, the Company's Second Amended Plan became effective. The details of the First Amended Plan and the Second Amended Plan are set forth, respectively, in the Company's Current Reports on Form 8-K dated October 16, 1995 and November 16, 1995.

SEASONALITY

           The  Company's  business  is  seasonal.   During fiscal year 1994
and earlier fiscal years, fall and "back-to-school" shopping by the Company's customers, generally have resulted in the largest sales in the second quarter ending in late August. Sales also historically have been greater in the holiday season, but earnings in the fourth quarter were adversely affected by markdowns of unsold holiday merchandise and generally lower sales in January and February.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales:

                                             Percentage of net sales
                                    ----------------------------------------
                                    Three months ended     Nine months ended
                                         October               October
                                    ----------------------------------------
                                     1995       1994        1995      1994
                                    ------     ------       -----    ------
Net sales                           100.0%     100.0%      100.0%    100.0%
Cost of sales, buying and
 occupancy costs                     74.1       73.3        77.1      78.5
Selling, general and
  administrative expenses            29.0       33.4        29.0      30.7
Interest and other income            (0.4)      (0.5)       (0.4)     (0.2)
Reorganization items                            16.7                  10.2
Income tax benefit                      0          0           0      (0.3)
                                    ------     ------       -----    ------
  Net loss                           (2.7)     (22.9)%      (5.7)%   (18.9)%
                                    ------     ------       -----    ------
                                    ------     ------       -----    ------


QUARTER ENDED OCTOBER 28, 1995 COMPARED TO QUARTER ENDED OCTOBER 27, 1994

         Net sales decreased by $3.5 million, or 16.0%, in the quarter ended October 28, 1995 as compared to the same period in 1994. This decrease was primarily due to store closures. During the third quarter the Company closed 16 stores. The Company operated 87 fewer stores at the beginning of the third quarter of 1996 (156) than it did at the beginning of the third quarter of 1995 (243). There were five store openings during the quarter. In addition to store closures the Company attributes a portion of the sales decline to a 2.4% decrease in comparable store sales.

         Cost of sales, buying and occupancy costs increased as a percentage of net sales by 0.8%, primarily due to increased markdowns associated with the Company's off-price division, Fashion Direction. As a result of continued poor results, the Company will end operations of the off-price division at the end of the current fiscal year.

         Selling, general and administrative expenses decreased as a percentage of net sales by 4.4%, primarily because of general corporate expense downsizing and cost constraint measures that have been implemented.

         Interest and other income decreased from 0.5% of sales in third quarter 1995 to 0.4% of sales in third quarter 1996 as a result of a slight decrease in cash available for investment.

         The Company incurred a loss of $0.5 million in the third quarter of fiscal year 1996, ($0.08 per share) down from $5.0 million in the third quarter of fiscal year 1995, ($0.85 per share). The loss can be attributed to a 2.4% decrease in comparable store sales and an increase in cost of goods sold, partially offset by a reduction in SG & A expenses. The above factors resulted in a significant reduction in the operating loss compared with the same period in 1994, which included a charge of $3.6 million (16.7% of sales) associated with the reorganization of the Company.

         The Company has implemented a new merchandise strategy as part of its plan for emerging from Chapter 11. The new merchandising strategy emphasizes depth of certain key items which can be coordinated via a seasonal color assortment, complemented by novelty items and accessories that enable customers to purchase complete outfits. These assortments are in the process of being developed by the new merchandising team to enhance the quality, value, and style exclusivity of the Company's merchandise. The marketing strategy focuses on increasing the Company's market share through additional use of timely promotions, improved visual merchandise presentations, establishment of target customer research, and a store modernization program.

NINE  MONTHS  ENDED  OCTOBER  28, 1995 COMPARED TO NINE MONTHS ENDED OCTOBER
27, 1994

         Net sales decreased by $20.3 million, or 27.2%, in the nine months ended October 28, 1995 as compared to the same period in 1994.
This decrease was  primarily  due  to  store closures. The Company operated
84 fewer stores at the beginning of the period than it did one year earlier. In addition to the store closures, the Company attributes a portion of the sales decline to a 4.6% decrease in comparable store sales. Comparable store sales declined as a result of a generally soft demand for apparel merchandise during the nine months.

         Cost of sales, buying and occupancy costs decreased as a percentage of net sales by 1.4%, primarily due to a decrease in cost of goods sold.

         Selling, general and administrative expenses decreased as a percentage of net sales by 1.7%, primarily due to general corporate downsizing and cost control measures that have been implemented.

         Interest and other income increased from 0.2% of sales to 0.4% of sales during the nine months ended October 28, 1995, as a result of an increase in cash available for investment. The Company incurred a loss of $3.1 million during the nine months ended October 28, 1995. The loss is 5.7% of sales, or $0.52 per share, compared to a loss of 18.9% of sales, or $2.38 per share one year earlier. The loss resulted from a 4.6% decrease in comparable store sales offset by reductions in cost of goods sold and SG & A expenses.

LIQUIDITY AND CAPITAL RESOURCES

CHAPTER 11 FILING


         Under Chapter 11, actions to enforce certain claims against the Company were stayed if the claims arose, or were based on, events that occurred on or before the Petition Date. The ultimate terms of settlement of these claims and other liabilities subject to compromise was determined in accordance with the Second Amended Plan of Reorganization confirmed by the Bankruptcy Court on November 16, 1995.

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

         Subsequent  to  the Chapter 11 filing, the Company reached an
agreement with   C.I.T.   Group/Business  Credit,  Inc.  to  provide
debtor-in-possession financing in the form of a $10,000,000 credit facility (The "DIP Facility"). The DIP Facility was approved by the Bankruptcy Court in September, 1994. The DIP Facility provided for cash borrowing and/or the issuance of letters of credit which in the aggregate could not exceed the lower of a "borrowing base" or $10,000,000. Letters of credit were limited to a maximum of $5,000,000 under the agreement. The DIP Facility also granted security interest in certain of the Company's cash accounts. In addition, the obligations outstanding under this agreement were deemed administrative obligations. Advances under the facility bore interest at the Bank's prime rate plus 1 and 1/2%. The DIP Facility called for a facility fee of $150,000, and an annual agent fee of $50,000, an unused line fee of 0.5% per annum and a letter of credit fee of 1.75% per annum.

         As of October 28, 1995, the Company had not used the direct borrowing capacity on the DIP Facility. There were $477,000 of letters of credit outstanding at October 28, 1995.

         With Court approval, the Company entered into a preliminary financing agreement with LaSalle National Bank on July 28, 1995. The Company has made a $50,000 good faith deposit with LaSalle. Under the financing agreement approved by the Bankruptcy Court on November 20, 1995, the LaSalle Facility will provide cash borrowing and letters of credit, the aggregate of which cannot exceed the lower of $10,000,000 or a computed "borrowing base". Letters of credit will be limited to a maximum of $5,000,000. A first and only lien would be granted to LaSalle on all Company assets (excluding capitalized leases and permitted liens). Interest will be charged at LaSalle's announced prime rate. The Company will be charged an annual fee of 1% of the aggregate loan limit, normal audit fees, and a letter of credit fee of 1 1/4% per annum. The Bankruptcy Court approved the agreement on November 20, 1995. The agreement has a three year term and was signed on December 4, 1995.

GENERAL

         The Company's principal needs for liquidity are to finance the purchase of merchandise inventories, fund its operations and pay professional and administrative fees in connection with its reorganization.

         Net cash provided by (used for) operations for the first nine months of 1996 and the same period in 1995 was ($7.1) million and $1.4 million, respectively. The use of cash resulted from operating losses during the period and payments to certain creditors pursuant to orders by the Bankruptcy Court. Accounts payable increased in the first nine months of fiscal year 1996 as a result of re-establishing credit terms with vendors and factors previously restricted before the Chapter 11 filing.

         Property and equipment expenditures were $560,000 and $71,000 in the first three quarters of fiscal year 1996 and fiscal year 1995, respectively. The expenditures in fiscal year 1996 primarily represent new store openings.

         The Company had working capital of $7,773,000 at October 28, 1995 compared to $10,890,784 at October 27, 1994. The decrease in working capital is attributable to operating losses, store closures and Bankruptcy Court approved payments to creditors.

         At October 28, 1995 the Company had available $1,098,000 in cash and cash equivalents. The Company, in addition, had approximately $5,000,000 of potential liquidity under terms of its DIP Facility.

         The  Company  expects  to  use its available cash resources,  cash
flow from   operations,    and  LaSalle  Banking  Facility  to  fund  its
needs  for liquidity.   The  amount  of available capital resources combined
with cash flow from operations should enable the Company to meet its anticipated working capital for the next twelve months.

                           PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         On May 13, 1994, the Company filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Western District of Washington (Chapter 11 Case No. 94-03993).

         On October 16, 1995, the Bankruptcy Court approved the Company's Disclosure Statement regarding the First Amended Plan pursuant to
Section 1125 of the Bankruptcy Code, and the Company solicited approval of the First Amended Plan by its creditors and shareholders.

         On November 16, 1995, the Bankruptcy Court confirmed the Second Amended Plan, which became effective on November 28, 1995.

Item 2. CHANGES IN RIGHTS OF SECURITY HOLDERS

     None

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A vote of creditors and shareholders on the First Amended Plan resulted in the following:

                               SUMMARY OF REPORT OF BALLOTS


                                      Dollar Percentage     Claimant Percentage
     Creditor/Class                       Accepting              Accepting
     --------------                       ---------              ---------

Class 1: Priority Wage (Unimpaired)        No Votes               No Votes

Class 2: Secured Tax Claims                100.0%                 100.0%

Class 3: Allowed Unsecured Claims           94.97%                 92.83%

Class 4. Equity Security Interest/
          Common Stock Holders
          (Unimpaired)                      99.95%                   N/A

Item 5.  OTHER INFORMATION

     None

                                      -11-

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None                        --

     (b) Reports on Form 8-K

          Form 8-K dated October 16, 1995, reporting the Bankruptcy Court's approval of the Company's Disclosure Statement regarding the First Amended Plan pursuant to Section 1125 of the Bankruptcy Code for solicitation of the Company's creditors and shareholders to approve the First Amended Plan.

           Form 8-K dated November 16, 1995, reporting the Bankruptcy Court's confirmation of the Second Amended Plan.

                                   SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 JAY JACOBS, INC.


December 11, 1995 /s/ William L. Lawrence, Jr.
                  ------------------------------------------------------------
                 William L. Lawrence, Jr.  Senior Vice President and Chief
                   Financial Officer