Form 10-K
period 1996-01-27
JACOBS JAY INC
filed 1996-04-26
CIK 812127

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 27, 1996 Commission file number 0-15934

                                JAY JACOBS, INC.
- -------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

           Washington                                     91-0698077
- ----------------------------------       --------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

1530 Fifth Avenue, Seattle, Washington                        98101-1677
- ----------------------------------------            ---------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code         (206) 622-5400
                                                    ---------------------------

Securities registered pursuant to Section 12(b) of the Act:       None

Securities registered pursuant to Section 12(g) of the Act:

               Common stock - par value $.01 per share
- -------------------------------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                               [  ]

As of April 12, 1995, 6,057,391 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the shares (based upon the closing price of the shares traded on April 12, 1996 on NASDAQ) of Jay Jacobs, Inc., held by non-affiliates was $3,240,200. For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the 3,897,258 shares beneficially owned by directors and executive officers of the Registrant. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

          Jay Jacobs, Inc. ("Jay Jacobs" or the "Company") operates a chain of specialty apparel stores offering fashion conscious young women and men contemporary clothing at reasonable prices.

EMERGENCE FROM BANKRUPTCY

          On May 13, 1994 (the "Petition Date"), the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Washington (the "Bankruptcy Court"). Under the protection of Chapter 11, the Company managed its affairs and operated its business as a debtor-in-possession while a Plan of Reorganization was developed.

PLAN OF REORGANIZATION

          On October 16, 1995, the Bankruptcy Court entered an order establishing procedures for the solicitation to approve the Company's First Amended Plan of Reorganization (the "First Amended Plan"), scheduling a hearing for November 16, 1995, and approving the Company's Disclosure Statement regarding the First Amended Plan. On November 16, 1995, the Bankruptcy Court confirmed the Company's Second Amended Plan of Reorganization (the "Second Amended Plan" or the "Plan") subject to approval by the Bankruptcy Court of post-confirmation financing acceptable to the Company and the Unsecured Creditors' Committee. On November 20, 1995, the Bankruptcy court approved a financing agreement between the Company and LaSalle National Bank (the "LaSalle Facility") and on November 28, 1995, the Company's Second Amended Plan became effective. The details of the First Amended Plan and the Second Amended Plan are set forth, respectively, in the Company's Current Reports on Form 8-K dated October 16 and November 16, 1995.

          The Plan developed by the Company and confirmed by the Bankruptcy Court provided for the full payment of all Administrative Expense Claims.

          Under the Plan, Allowed Priority Tax Claims will be paid in thirteen equal quarterly installments. In 1996, the first and second quarterly installments, due, respectively, on January 2 and April 2, 1996, have been paid. The third will be due on July 2, 1996, and the fourth on October 2, 1996. Thereafter, the nine remaining quarterly installments shall be paid consecutively on the second day of each following January, April, July, and October, with the final quarterly installment being payable on January 2, 1999. The Allowed Priority Tax Claims include accrued interest at the rate of 9.5% per annum from the Petition Date through the Date of Confirmation. Thereafter, simple interest of 9.5% per annum shall accrue. Notwithstanding the foregoing, all Allowed Priority Tax Claims shall be paid in full within six years of the date of the assessment of the tax upon which such claim is based.

          Under the Plan, unsecured creditors were paid in January, 1996, an amount equal to 30% of their Allowed Class 3 Claims. These creditors must make an election on or before July 15, 1996, to either receive a second 30% payment in January 1997, or receive a 15% payment in January 1997 plus a note equal to 42% of the Allowed Class 3 Claim amount (the "Note"). The Note will accrue interest at 9.5% per annum beginning February 1997 on the outstanding balance. Note principal payments will be made as follows: 26.2% of principal due in January 1998, and 24.6% of principal due in January 1999, January 2000, and January 2001. Interest payments are due in January 1998, 1999, 2000 and 2001. In addition, Note holders may receive payments (30%, 40% and 50%, respectively in 1999, 2000 and 2001) of Excess Cash Flow over targeted EBITDA, as provided in the note. Maximum amounts payable under the Note may not exceed the difference between 100% of the holder's Allowed Class 3 Claim, less the net present value (using a 12% discount rate) of all cash paid or payable to such Allowed claim, whether under the Note or the Plan.

COMMITTEES AND ADVISORS

          An official committee of unsecured creditors (the "Unsecured Creditors Committee") was appointed to represent interests of prepetition unsecured creditors. The Unsecured Creditors' Committee retained counsel and financial advisors in performing its statutory functions. Upon confirmation of the Plan, the Unsecured Creditors' Committee was redesignated the "Postconfirmation Creditors' Committee" and, as such will remain in place until January 1997 unless it disbands earlier upon the unanimous consent of its members.

STORE CLOSINGS

          The Company began the fiscal year ended January 27, 1996 with 174 stores and ended the year with 136. During the year, the Company closed 48 stores and opened 10. As part of its successful reorganization, the Company elected to close its budget division stores. This was accomplished as planned, with all budget division stores (except for 6 clearance sites) closed at fiscal year-end. The 6 clearance sites will be converted to Jay Jacobs fashion stores in fiscal year 1997.

FINANCING AGREEMENT

          The Company reached an agreement that was approved by the Bankruptcy Court on November 20, 1995, with LaSalle National Bank, to provide financing in the form of a $10,000,000 credit facility. See Note 1 to the Consolidated Financial Statements included in this Form 10-K report and "Management's Discussion and Analysis of Financial Condition and Results of Operation."

RETAIL MERCHANDISING

          Jay Jacobs fashion stores sell contemporary fashions consisting of women's and men's sportswear and outerwear, including fashion denim, dress and casual pants and tops, dresses, coats and jackets, and related accessories. The Company developed a new merchandising strategy based on key items that will enable it to develop related merchandise that will appeal to its customer.

          The Company works with established sources of fashion apparel, and seeks suppliers and manufacturers that will assist the Company in implementing its key item strategy. The Company will assist its suppliers in the design of garments to incorporate ideas perceived by the Company's merchandising staff to be part of its new merchandise strategy. The Company develops fashion basic merchandise in cooperation with suppliers for sale under its private labels of "D.D. Sloane ", "Jay Jacobs" and "American Sportswear Exchange."

          Merchandise purchasing, planning and merchandising activities are directed from the Company's headquarters in Seattle, Washington. Since January 1995, Brian McNamara, Senior Vice President Merchandise, has designed the new key item strategy. As of January 27, 1996, the merchandising department consisted of 26 associates who are responsible for procuring, pricing, inventory planning and allocation.

          A computerized point-of-sale merchandise system provides detailed information regarding sales and inventory levels by department, merchandise classification, style, color and size. Merchandise information is made available to the merchandise staff daily, via computer terminal or printed reports. Information regarding fast selling and slow-moving merchandise is monitored closely in order to identify consumer buying trends, allowing the Company to respond quickly and appropriately when making purchasing and pricing decisions. Emphasis is placed on ensuring that each merchandise category achieves the planned turnover level. The Company is currently reviewing alternatives and costs for upgrading both the software and hardware components of its computer inventory tracking and financial systems in order to increase reporting flexibility and enhance management's decision-making capability.

          During the fiscal year ended January 27, 1996, merchandise was purchased from over 600 suppliers. There were no vendors that accounted for more than 10% of the Company's purchases.

RETAIL STORE OPERATIONS

          The Company stresses the importance of attentive, personalized customer service. Salespeople are selected for their knowledge and interest in fashion as well as for friendliness and eagerness to satisfy the customer. Sales associates are compensated with an hourly wage based on experience and past performance, and with sales contests and performance awards for meeting established goals.

          Stores are designed by the Company's in-house design staff with the focus on enhancing the merchandise strategy. Merchandise is attractively displayed in groups evolving around the Company's key item strategy, coordinated by look, style and color. This enables sales associates to assist the customer in putting together related separates and other coordinated outfits. The location of merchandise within a store is varied from time to time to be consistent with Company-wide promotions and the arrival of new merchandise.

          Operating management of the Company's stores is supervised by a Director of Store Operations, and Regional and District Sales Managers. A District Sales Manager typically oversees eight to eleven stores, each of which is staffed by a Store Manager and one or more Assistant Store Managers. Operating Management are eligible to receive incentive compensation based on the performance of the store or stores under their supervision. The Director of Store Operations, Regional and District Sales Managers visit the Company's stores on a regular basis to ensure adherence to corporate policies and merchandising programs and to oversee store operations. Accounting functions for all stores are centralized at corporate headquarters. During July 1995, the Company hired Julie Stodolak as Director of Stores.

RETAIL ADVERTISING

          The Company's advertising expenditures during the year ended January 27, 1996 were approximately 0.3% of net sales. Like many specialty retailers, the Company relies heavily on its locations in malls and on in-store graphics and displays to attract customers to its stores. Most advertising is in form of mall tabloids which are distributed to customers during peak selling periods.

RETAIL STORE LOCATIONS

          The Company's stores are located, principally, in major enclosed regional shopping malls. In addition to lease terms, site selection is influenced by mall location, store location within the mall, the demographics of the area surrounding the mall and expected mall traffic.

          The following table shows the number of stores by type and by state operated by the Company as of January 27, 1996:


                                   STORE TYPE

                      Women       Women        Men
State                 & Men        Only       Only       Budget        Total
- -----                 -----       -----       ----       ------        -----

Alaska                    4           6          4            2           16
California                5           9          5                        19
Colorado                  2           4                                    6
Florida                               5                                    5
Georgia                   1           2                                    3
Hawaii                    1           3                                    4
Idaho                     4           1                                    5
Illinois                  2           1          1                         4
Montana                   3           3                       1            7
New Mexico                            3                                    3
Nevada                    1           1          1                         3
North Dakota                          2                                    2
Ohio                                  2                                    2
Oregon                    8           4                                   12
Texas                     2           7                                    9
Utah                      1                                                1
Washington               14          11          1            3           29
Wisconsin                 1           3                                    4
Wyoming                   1           1                                    2
                       ----        ----      ----         ----          ----

Total                    50          68         12            6          136

DISTRIBUTION

     The Company leases a 60,000 square foot facility in a warehousing complex near Seattle for use as its distribution center. The facility is equipped with sophisticated systems which allow for the efficient receiving and processing of merchandise. The Company estimates that the distribution center has the capacity to process merchandise for approximately 300 stores and has the potential to process 400 stores with the installation of additional equipment within the existing space.

     All merchandise is shipped directly from vendors to the distribution center where it is received, inspected and priced before being shipped by common carrier to stores. Emphasis is placed on having goods in and out of the distribution center quickly to ensure frequent shipments to the Company's stores. The Company intends to continue to increase the percentage of receipts that are pre-ticketed, during the current fiscal year, to bring about greater efficiency in its distribution center.

COMPETITION

          The retail sale of apparel is a highly competitive business. In the broadest sense, the Company competes with all retailers that sell fashionable apparel to young women and men. Many of the Company's retail competitors are associated with large national or regional chains that have greater financial and other resources than the Company.


TRADEMARKS

          "Jay Jacobs", "American Sportswear Exchange", "D.D. Sloane", "Private Edition" and several other trademarks of lesser importance have been registered with the U.S. Patent and Trademark Office.

EMPLOYEES

          At January 27, 1996 the Company had approximately 290 full-time and 315 part-time store employees, in addition to approximately 117 management, distribution and clerical associates at its corporate headquarters and distribution center. During peak seasons, the Company typically employs additional store and distribution personnel. Each store employs approximately 3 to 20 salespeople including store management. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.


EXECUTIVE OFFICERS OF THE REGISTRANT

The current executive officers of the Company are as follows:

          Name                        Age     Position
          ----                        ---     --------

          Jay Jacobs                   83     Chairman of the Board

          Rex Loren Steffey            46     President and Chief Executive
                                              Officer

          William L. Lawrence, Jr.     45     Senior Vice President, Chief
                                              Financial Officer and Treasurer

          Jay Jacobs is the founder of the Company and has been a director since its inception. Mr. Jacobs was the Company's President until 1978, at which time he became Chairman of the Board. Mr. Jacobs served as interim President and Chief Executive Officer of the Company from July through September 1994.

          Rex Loren Steffey was named President and Chief Executive Officer of the Company in September 1994. From August 1993 to August 1994 he was President and Chief operating Officer of Paul Harris Stores, Inc. From March 1993 to August 1993, Mr. Steffey was Senior Vice President of operations at Paul Harris. From June 1991 to March 1993, Mr. Steffey was Vice President of Merchandise Planning at Paul Harris. Paul Harris Stores, Inc. filed a voluntary petition fro protection under Chapter 11 of the U.S. Bankruptcy Code in February 1991 and emerged successfully therefrom in September 1992.

          William L. Lawrence, Jr. was named Senior Vice President and Chief Financial Officer of the Company in January 1995. Prior to joining the Company, Mr. Lawrence was Senior Vice President, Chief Financial Officer for Paul Harris Stores, Inc. from March 1994 to January 1995. From March 1993 to March 1994 Mr. Lawrence was Senior Vice President - Finance. Mr. Lawrence also served as Vice President - Controller, Corporate Secretary and Assistant Treasurer from 1990 through 1993. Paul Harris Stores, Inc. file a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in February 1991 and emerged successfully therefrom in September 1992.

ITEM 2.  PROPERTIES

LEASES

          Jay Jacobs leases all of its stores. In general, store leases have an initial term of two to fifteen years, and some have one or more renewal options. The following table shows the years in which store leases effective at January 27, 1996 expire:

                                                           Number of Leases
                            Number of Leases                  Expiring with
     Year Ending                 Expiring                    Renewal Options
     -----------            -----------------              -----------------

     January  1997                32                                5
     January  1998                17                                2
     January  1999                13                                2
     January  2000                 7                                1
     January  2001                11                                1
     January  2002                 7                                1
     January  2003                 8                                0
     January  2004                 3                                2
     January  2005                 1                                0
     January  2006                 2                                0


          The Company's leases generally provide for a base rental rate and typically require the payment of a percentage of sales as additional rent when sales reach specified levels. Aggregate rental expense for the period ended January 27, 1996 was $7,471,000 and aggregate minimum rentals for the year ending February 1, 1997 are $4,991,000. See Note 7 of Notes to Consolidated Financial Statements for further information concerning leases in effect at January 27, 1996. In addition, the Company is generally responsible for mall merchant dues and common area charges in shopping center locations and, in certain instances, for real estate taxes and other expenses.

          The Company currently leases 60,000 square feet for its distribution center in a warehousing complex near Seattle. The Company's lease for the distribution center extends to 1999. During fiscal year 1996 the Company downsized its distribution center facility from 84,000 square feet as a result of the reduction in stores.

          The Company leases 36,000 square feet for its corporate headquarters in downtown Seattle. The lease extends to February 2002.

          In connection with its Chapter 11 filing, the Company had rejected 68 store leases as of January 27, 1996.

          As leases expire, the Company historically has been successful in negotiating renewals when desired. As a result of the Chapter 11 filing, the Company negotiated a number of rent concessions for a period of six to eighteen months. In certain cases, these concessions were extended through the life of the lease. Subsequent to negotiating rent concessions that have expired, the Company has been successful in extending a portion of these concessions beyond the original term. The Company may encounter difficulties in negotiating future renewals with certain of its landlords.

ITEM 3. LEGAL PROCEEDINGS

          Except as described below and other than routine litigation arising in the ordinary course of its business, the Company is not a party to any material pending litigation.

          On May 13, 1994, the Company filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Western District of Washington (Chapter 11 Case No. 94-03993).

          On October 16, 1995, the Bankruptcy Court approved the Disclosure Statement regarding the First Amended plan pursuant to Section 1125 of the Bankruptcy Code, and the Company solicited approval of the First amended Plan by its creditors and shareholders.

          On November 16, 1995, the Bankruptcy Court confirmed the Second Amended Plan, which became effective on November 28, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of 1996, the only matters submitted to a vote of security holders were those matters put forth in connection with the approval of the First Amended Plan, including approval of the Jay Jacobs, Inc. 1995 Stock Option Plan providing for the discretionary grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified, options to purchase an aggregate of 500,000 shares of the Company's common stock. See "Item 1. Business - Emergence from Bankruptcy".

          A vote of creditors and shareholders on the First Amended Plan resulted in the following:

                          SUMMARY OF REPORT OF BALLOTS

                                        Dollar Percentage    Claimant Percentage
     Creditor/Class                         Accepting             Accepting
     ---------------                    ------------------   -------------------

Class 1: Priority Wage (Unimpaired)         No Votes                No Votes

Class 2: Secured Tax Claims                 100.0%                  100.0%

Class 3: Allowed Unsecured Claims           94.97%                  92.83%

Class 4: Equity Security Interest/
          Common Stock Holders
          (Unimpaired)                      99.95%                  N/A

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

MARKET PRICES OF COMMON STOCK

          The Common Stock of Jay Jacobs, Inc. is listed for trading on the NASDAQ National Market under the symbol "JAYJ".

          The table below sets forth the high and low closing prices as reported by NASDAQ for the last eight fiscal quarters.

                                                      Closing Prices
                                                 -----------------------
Quarter Ended                                      High             Low
- --------------                                     ----             ----
January 27, 1996                                 $ 3 5/16        $1 9/16
October 28, 1995                                   3 3/4          1 1/4
July 29, 1995                                      1 3/4          1
April 29, 1995                                     1 7/8            7/8

January 28, 1995                                   1 7/8            3/4
November 26, 1994                                  3 3/8            3/8
August 27, 1994                                    1 3/4            1/2
May 28, 1994                                       2 3/4            3/4

          On April 12, 1996, the closing price for the Company's stock was $1.50.

NUMBER OF RECORD HOLDERS

          The  number  of  record  holders  of  the Company's common stock as of

April 12, 1996 was 534.

DIVIDEND POLICY

          The Company has never paid cash dividends on its common stock. In addition, until payment or satisfaction in full of liabilities under the LaSalle Facility and termination of the financing agreement governing it, the Company may not declare or pay a dividend or other distribution on any class of its stock nor may the Company declare a dividend, under the terms of the Plan, as long as the Post-Confirmation Creditors' Committee remains in existence.

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share data)



                                                                Periods ended
                                    -----------------------------------------------------------------------
                                      January        January       February        February       February
                                        1996          1995          1994            1993           1992
                                    -----------------------------------------------------------------------
STATEMENT OF INCOME DATA:
Net sales                            $ 72,886       $ 90,490       $139,767        $159,250        $146,368
Operating costs and expenses:
  Cost of sales, buying
    and occupancy costs                55,052         71,715        107,552         115,939         108,135
  Restructuring items                   7,577            990            203
  Selling, general and
    administrative expenses            20,924         25,254         39,417          41,805          37,769
  Interest and other income,
    net                                  (279)          (103)          (165)           (336)           (460)
                                     --------       --------       --------        --------        --------
Net Operating expenses                 75,697         96,866        154,381         158,398         145,647
                                     --------       --------       --------        --------        --------

Income (loss) before
  reorganization items
  and income taxes                     (2,811)        (6,376)       (14,614)            852             721
Reorganization items                                   7,597
Income tax provision (benefit)              0              0           (300)            340             284
                                     --------       --------       --------        --------        --------

Net income (loss)                    $ (2,811)      $(13,973)      $(14,314)       $    512         $   437
                                     --------       --------       --------        --------        --------
                                     --------       --------       --------        --------        --------

Earnings (loss) per share              $(0.47)        $(2.37)        $(2.43)         $(0.09)         $(0.07)
                                     --------       --------       --------        --------        --------
                                     --------       --------       --------        --------        --------
Weighted average number
  of shares and equivalents
  outstanding                           5,981          5,901          5,891           5,899           5,944
                                     --------       --------       --------        --------        --------
                                     --------       --------       --------        --------        --------


BALANCE SHEET DATA:
Working capital                      $  3,021       $ 13,786       $ 12,929        $ 19,999         $15,833
Total assets                           14,247         24,142         31,423          49,096          50,068
Shareholders' equity                    3,222          5,994         19,943          34,183          33,567


NOTE
          See Management's Discussion and Analysis ("MD&A") and Note 1 to the consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The following information should be read in conjunction with the Company's Audited Consolidated Financial Statements and related notes included in this Form 10-K report. References to fiscal 1996 refer to the twelve months ended January 27, 1996. References to fiscal year 1995 refer to the eleven months ended January 28, 1995. References to fiscal year 1994 refer to the twelve months ended February 26, 1994. The Company uses a 4-5-4 fiscal calendar, which allows for four weeks in the first and third month of a fiscal quarter, and five weeks in the middle month. The Company made the decision during fiscal year 1994 to end future fiscal years at the completion of its fiscal January, as opposed to the end of February as it had previously done. This change was made to align the Company's fiscal calendar to the seasonal patterns that it experiences, as well as to enhance comparability of its fiscal quarter and year end results with similar retail companies in its industry segment.

CHAPTER 11 REORGANIZATION

          On May 13, 1994, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. During the reorganization, management restructured operations and capitalization in order to strengthen the Company's position and operating performance.

          On October 16, 1995, the Bankruptcy Court entered an order establishing procedures for the solicitation to approve the First Amended Plan, scheduling a hearing for November 16, 1995, and approving the Company's Disclosure Statement regarding the First Amended Plan. On November 16, 1995, the Bankruptcy Court confirmed the Company's Second Amended Plan, subject to approval by the Bankruptcy Court of postconfirmation financing acceptable to the Company and the Unsecured Creditors Committee. On November 20, 1995, the Bankruptcy Court approved the LaSalle Facility described further under the caption "Liquidity and Capital Resources" under this Item 7. On November 28, 1995, the Bankruptcy Court approved the Company's Second Amended Plan. See
"Item 1 - Business - mergence from Bankruptcy" and "- Plan of
Reorganization" for more information regarding the reorganization and approved Second Amended Plan.

SEASONALITY

          The Company's business is seasonal. During fiscal year 1994 and earlier fiscal years, Fall and "Back to school" shopping by the Company's customers resulted in the highest sales occurring in the second fiscal quarter (June, July and August). Sales were also higher during the holiday season, but the fiscal fourth quarter was reduced by the inclusion of the year's two weakest months, January and February.

          As a result of changing the fiscal calendar, fourth quarter sales and earnings generated the largest sales and earning in fiscal year 1995, followed by the third fiscal quarter. This pattern is expected to continue into the current year and all future years.

BUDGET STORE DIVISION CLOSURE

          As part of the Company's reorganization, the Company decided to close all off price stores due to poor operating performance and use its resources in the higher margin and better performing men's and women's fashion stores. The Company operated 35 budget stores at the end of fiscal 1995. The Company closed 29 of those budget stores during fiscal 1996. The remaining six will be converted to fashion stores in fiscal 1997.

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales:


                                           Twelve     Eleven months   Twelve
                                          months ended    ended    months ended
                                             January     January     February
                                             -------     -------     ---------
                                              1996         1995        1994
                                              ----         ----        ----
Net sales                                    100.0%      100.0%       100.0%
Cost of sales, buying and occupancy costs     75.5        79.3         77.0
Selling, general and
  administrative expenses                     28.7        27.9         28.2
Restructuring charge                                                    5.4
Interest and other income, net                (0.3)       (0.1)        (0.1)
Reorganization charge                                      8.4
Income taxes                                                           (0.2)
Net loss                                       (3.9)%    (15.5)%      (10.3)%


FISCAL 1996 COMPARED TO FISCAL 1995

          Net sales decreased by $17.6 million or 19.5%, for the twelve months of fiscal 1996 compared to the eleven months of fiscal 1995. This decrease was primarily due to a reduction in store count. The Company began fiscal 1996 with 174 stores, closed 48 stores and opened 10 new stores, to end fiscal 1996 with 136 stores, a net reduction of 39 stores or 22.4%. Continuing store comparative sales for fiscal year 1996 decreased by 2.0% from fiscal year 1995. The Company attributes the decline to poor acceptance of merchandise during the first part of fiscal 1996, prior to the introduction of its key item merchandise strategy, as well as poor market conditions for women's apparel in general.

          Cost of sales, buying and occupancy costs decreased as a percent of sales in the twelve months ended January 27, 1996, by 3.8 percent when compared with the eleven months ended January 28, 1995. This decrease was attributable to lower markdowns and lower occupancy expense. The Company believes that lower markdowns are an indication that the key item merchandising strategy is working. Occupancy costs declined as a result of stringent management controls and negotiated rent relief agreements with landlords. The decrease is also due in part to closing poor performing stores.

          Selling, general and administrative expenses increased as a percentage of net sales by 0.6 percent. When adjusting the prior year's results for twelve months, SG & A expenses declined by 0.1 percent.

          Interest and other income increased by 0.2% of sales as a result of higher cash balances available for investment.

          The Company incurred a loss of $2.8 million in fiscal 1996 ($0.46 per share) or 3.9% of sales. As a percent of sales, this represents an improvement of 11.6% over fiscal 1995, of which 5.4% was due to a reorganization charge of $7.6 million. The other 6.2% improvement resulted from closing poor performing stores, stringent cost controls, renegotiating occupancy agreements, and improved merchandising strategy. This loss is significantly less than the loss of $14.0 million in fiscal 1995. The majority of the loss for the fiscal year was incurred in the first quarter ($1.9 million).

FISCAL 1995 COMPARED TO FISCAL 1994

          Net sales decreased by $49.3 million, or 35.2%, for the eleven months ended fiscal 1995 compared to twelve months ended fiscal year 1994. This decrease was a result of a 17% decline in sales for stores in operation throughout both periods, 84 store closures during fiscal period 1995 and the change in the Company's fiscal year which resulted in one less month in the fiscal year. The Company operated 174 stores at the end of fiscal 1995 as compared to 258 stores at the end of fiscal 1994. The Company attributed the decrease in comparable store sales to a lack of customer acceptance of the Company's merchandise and to intensified competition in many of the markets in which the Company operates.

          Cost of sales, buying and occupancy costs increases as a percentage of net sales by 2.3% as a result of an increase in markdowns resulting from the Company's efforts to promote sales. To a lessor extent, the increase was due to increased occupancy costs as a percentage of sales as the Company's ability to leverage these generally fixed costs was impaired by the decline in sales.

          Selling, general and administrative expenses decreased as a percentage of net sales by 0.3% as a result of general corporate expense downsizing and cost constraint measures implemented as a result of the Company's restructuring.

          Interest and other income decreased from $165,000 (0.1% of net sales) in fiscal 1994 to $103,000 (0.1% of net sales) in fiscal 1995 as a result of lower cash balance available for investment.

          The Company recorded a $7.6 million reorganization charge during fiscal 1995. This reorganization charge related primarily to the closing of unprofitable stores and costs associated with the Company's filing for Chapter 11 in May 1994. Property and equipment was written down by $1,978,000, inventory reserves for closed stores were $1,200,000, $752,000 was incurred for professional fees and $3,667,000 represents the provision related to lease rejection claims.

          The Company incurred a net loss of $14.0 million in fiscal 1995, ($2.37 per share). The loss for the period was principally a result of lower average store sales and a $7.6 million reorganization charge recorded during the fiscal period.

EFFECTS OF INFLATION

          The effect of changing prices has had minimal impact on sales and cost of sales during the past three years. However, occupancy costs and certain selling, general and administrative costs have been affected by inflation during the period. In general, these increases have been modest and reflect current trends.

LIQUIDITY AND CAPITAL RESOURCES

THE LASALLE FACILITY

          On November 20, 1995, the Bankruptcy Court approved a financing agreement on a revolving credit basis between the Company and LaSalle National Bank. The LaSalle Facility provides for borrowings and letters of credit, the aggregate of which cannot exceed the lower of $10 million or a computed borrowing base. Letters of Credit are limited to a maximum of $5 million. A first and only lien is granted to LaSalle on all Company assets (excluding capitalized leases and excluding permitted liens up to $400,000). The Company must maintain a scheduled minimum tangible net worth and may not declare or pay dividends or other distributions on account of any equity interest in the Company until payment or satisfaction in full of liabilities under the LaSalle facility and termination of the financing agreement. Interest is charged at LaSalle's announced prime rate. The Company is charged an annual fee of 1% of the aggregate loan limit, normal audit fees, and a letter of credit fee of 1.25% per annum on the aggregate undrawn face amount of letters of credit outstanding. The agreement has a three-year term and was signed on December 4, 1995.


          As of the end of the 1996 fiscal year the Company had no direct borrowings. There were $1,177,000 of letters of credit outstanding as of January 27, 1996.

GENERAL

          The Company's principal needs for liquidity are to finance the purchase of merchandise inventories, fund its operations and make payments as outlined in the Plan of Reorganization. The initial payment resulting from the Plan of Reorganization amounted to $2,460,000 for Unsecured Creditors and $60,000 to the Priority Tax Claimants.

          Net cash provided by (used for) operations for fiscal 1996, 1995 and 1994 was ($7.8 million), $4.1 million and ($7.2 million), respectively. Cash flow in 1996 was primarily the result of payments of liabilities subject to compromise ($5.4 million) and losses from operations ($1.7 million) (net of depreciation). Inventory and accounts payable both decreased as a result of lower purchases at year end resulting from the Company's reduction in stores.

          Cash flow in fiscal 1995 resulted from prepetition liabilities converted to liabilities subject to compromise (as a result of the Company's Chapter 11 filing), collection of the Company's refundable income tax and the add back of non-cash charges representing non-cash reorganization items and depreciation. Fiscal 1995 cash flow was partially reduced by operating losses incurred during the year. Near normal trade payable terms were reestablished late in fiscal 1995. Accounts payable decreased during the year as a result of lower purchases resulting from the Company's substantial reduction of stores and resultant reduction of year-end inventory.

          Use of cash in fiscal 1994 resulted from operating losses during the year and from faster payment for merchandise required by the Company's creditors, in view of the Company's deteriorating financial condition.

          Property and equipment expenditures were $509,000, $119,000 and $3.0 million in Fiscal 1996, 1995 and 1994, respectively. The expenditures in 1996 were primarily related to the opening of new stores and remodeling of existing stores. The expenditures in 1995 were minor in nature. Both years were substantially reduced as a result of the Company's Chapter 11 filing. The Company has planned to spend $1,200,000 for Capital Expenditures in fiscal year 1997.

          The expenditures in fiscal 1994 included amounts for new stores, remodels of existing stores, new store fixtures and display equipment, point of sale computer equipment and increasing the efficiency and capacity of the distribution center.

          The Company made cash payments of $2,460,000 to Unsecured Creditors under the Plan in January 1996. The second payment to Unsecured Creditors is payable in January 1997. The amount of the payment is dependent upon the election made by each unsecured creditor on July 15, 1996. If all Unsecured Creditors elect the Note option, the amount payable would be $1,255,000. If all Unsecured Creditors elected the cash option, the amount payable would be $2,510,000. During the fiscal year ending February 1, 1997, the Company will be obligated to pay approximately $240,000 to Allowed Priority Tax Claims.

          With the resolution of the Chapter 11 proceedings and the establishment of the LaSalle Facility, the Company believes it has provided for a stable and adequate liquidity position for the foreseeable future that will enable it to continue to provide normal business operations and the assurances that trade creditors need to supply merchandise to the Company and will allow the Company to implement its long range business plans. The Company expects to use its available cash resources to fund its needs for inventory, new store expansion and payments required by the Plan as approved by the Bankruptcy court. The Company ended fiscal 1996 with a cash balance of $705,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
Jay Jacobs, Inc.

          In our opinion, the consolidated financial statements listed in the index appearing under Item __________ on page __ present fairly, in all material respects, the financial position of Jay Jacobs, Inc. and its subsidiaries at January 27, 1996 and January 28, 1995, and the results of their operations and their cash flows for the periods indicated, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP

Seattle, Washington
April 25, 1996

                        JAY JACOBS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                          (Dollar amounts in thousands)


                                   A S S E T S

                                                     January 27  January 28
                                                        1996        1995
                                                    -----------  ----------
Current assets:
  Cash and cash equivalents                           $   705   $ 8,898
  Accounts receivable                                     442       261
  Inventories                                           7,323     8,579
  Prepaid expenses                                        219       160
                                                      -------   -------
    Total current assets                                8,689    17,898
                                                      -------   -------

Property and equipment, net                             5,558     6,244
                                                      -------   -------
                                                      $14,247   $24,142
                                                      -------   -------
                                                      -------   -------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $ 1,401   $ 2,233
  Accrued payroll                                         529       601
  Accrued reorganization expenses                       3,188       267
  Sales/B & O taxes payable                               313       193
  Other accrued expenses                                  237       818
    Total current liabilities                           5,668     4,112
                                                      -------   -------

Deferred rental credits                                   995     1,318
                                                      -------   -------
Accrued reorganization expenses                         4,249         0

Liabilities subject to compromise                           0    12,718
                                                      -------   -------

Shareholders' equity:
  Preferred stock: 5,000,000 shares authorized;
   none issued or outstanding                               0         0
  Common stock: 20,000,000 shares authorized;
   6,054,000 and 5,907,000 issued and outstanding      12,920    12,768
  Retained  deficit                                    (9,585)   (6,774)
                                                      -------   -------

                                                        3,335     5,994
                                                      -------   -------
  Commitments and contingencies (Notes 1 and 7)
                                                       14,247    24,142
                                                      -------   -------
                                                      -------   -------


          See accompanying notes to consolidated financial statements.

                        JAY JACOBS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)


                                             Year          Eleven        Year
                                            ended        months ended    ended
                                            January       January      February
                                            --------     --------     ---------
                                             1996          1995          1994
                                            --------     --------     --------
Net sales                                   $ 72,886     $ 90,490     $139,767

Operating costs and expenses:
  Cost of sales, buying and occupancy
    costs                                     55,052       71,715      107,552
  Selling, general and
    administrative expenses                   20,924       25,254       39,417
  Restructuring charge                                                   7,500
  Loss related to closed stores                                             77
  Interest and other income, net                (279)        (103)        (165)
                                            --------     --------     --------
    Net operating expenses                    75,697       96,866      154,381
                                            --------     --------     --------

Loss before reorganization
  items and income taxes                      (2,811)      (6,376)     (14,614)

Reorganization items                               0        7,597            0
Income tax benefit                                 0            0         (300)
                                            --------     --------     --------

Net loss                                    $ (2,811)    $(13,973)    $(14,314)
                                            --------     --------     --------
                                            --------     --------     --------

Loss per share                              $  (0.47)    $  (2.37)    $  (2.43)
                                            --------     --------     --------
                                            --------     --------     --------

Weighted average number of
  shares outstanding                           5,981        5,901        5,891
                                            --------     --------     --------
                                            --------     --------     --------


          See accompanying notes to consolidated financial statements.

                         JAY JACOBS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      FOR THE YEAR ENDED FEBRUARY 26, 1994
                  FOR THE ELEVEN MONTHS ENDED JANUARY 28, 1995
                       FOR THE YEAR ENDED JANUARY 27, 1996
                                 (In thousands)


                                                             Retained
                                         Common stock        earnings
                                         -------------
                                       Shares     Amount     (deficit)    Total
                                     --------   --------     --------   --------
Balance, February 27, 1993              5,875    $12,670      $21,513   $34,183

Proceeds from employee
  stock purchase plan                      21         74                     74

Net loss                                                      (14,314)  (14,314)
                                     --------   --------     --------   --------

Balance, February 26, 1994              5,896     12,744        7,199    19,943

Proceeds from employee stock
  purchase plan                            11         24                     24

Net loss                                                      (13,973)  (13,973)
                                     --------   --------     --------   --------

Balance, January 28, 1995               5,907    $12,768      $(6,774)  $ 5,994

Issuance of shares to CEO                 100        113                    113

Stock options exercised                    47         39                     39

Net loss                                                       (2,811)   (2,811)
                                     --------   --------     --------   --------

Balance, January 27, 1996               6,054    $12,920      $(9,585)   $ 3,335
                                     --------   --------     --------   --------
                                     --------   --------     --------   --------

           See accompanying notes to consolidated financial statements.

                        JAY JACOBS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)



                                                                          Eleven              Year
                                                    Year ended         months ended           ended
                                                    January 27          January 28         February 26
                                                       1996                1995                1994
                                                    ----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $ (2,811)           $(13,973)           $(14,314)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                      1,157               1,832               3,630
    Change in deferred income taxes and other              0                   0               1,610
    Provision for deferred rents, net                   (323)               (828)               (132)
    Write-off of fixed assets related to
      closed stores                                        0                   0                  77
    Non-cash restructuring charge                          0               4,257               6,151
    Change in assets and liabilities:
      Accounts receivable                               (181)                707                 295
      Refundable income taxes                              0               1,861              (1,730)
      Inventories                                      1,256               7,611               1,651
      Prepaid expenses                                   (59)               (280)                 (6)
      Accounts payable                                  (832)             (3,027)             (3,752)
      Accrued payroll                                    (72)                (38)                  0
      Other accrued expenses                            (461)               (797)               (676)
      Accrued restructuring expenses                  (5,435)             (6,921)                  0
                                                    --------            --------            --------
                                                      (7,761)              4,246              (7,196)
                                                    --------            --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                    (509)               (119)             (2,957)
Net proceeds from sales of assets                         38                 115                   0
                                                    --------            --------            --------
                                                        (471)                 (4)             (2,957)
                                                    --------            --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing from line of credit                          0               2,130                   0
Proceeds from options exercised or
  employee stock purchase plan                            39                  24                  74
                                                    --------            --------            --------
                                                          39               2,154                  74
                                                    --------            --------            --------
Net increase (decrease) in cash and
  cash equivalents                                    (8,193)              6,396             (10,079)
Cash and cash equivalents - beginning of year          8,898               2,502              12,581
                                                    --------            --------            --------
Cash and cash equivalents - end of year                 $705               8,898               2,502
                                                    --------            --------            --------
                                                    --------            --------            --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes                 0                   0                  92
                                                    --------            --------            --------
                                                    --------            --------            --------

Cash paid during the year for interest                     0                   0                  13
                                                    --------            --------            --------
                                                    --------            --------            --------

Cash paid for reorganization items                     4,032                 752                   0
                                                    --------            --------            --------
                                                    --------            --------            --------


Shares issued for services                               113                   0                   0
                                                    --------            --------            --------
                                                    --------            --------            --------



       See accompanying notes to consolidated financial statements.

                        JAY JACOBS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - EMERGENCE FROM CHAPTER 11

          On May 13, 1994 (the "Petition Date"), the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Washington (the "Bankruptcy court"). Under the protection of Chapter 11, the Company managed its affairs and operated its business as a debtor-in-possession while a Plan of Reorganization (the "Plan") was developed.

          During the reorganization, management restructured operations and capitalization in order to strengthen the Company's financial position and operating performance.

          On October 16, 1995, the Bankruptcy Court entered an order establishing procedure for the solicitation to approve the Company's First Amended Plan of Reorganization (the "First Amended Plan"), scheduling a hearing for November 16, 1995, and approving the Company's Disclosure Statement regarding the first Amended Plan. On November 16, 1995, the Bankruptcy Court confirmed the Company's Second Amended Plan of Reorganization (the "Second Amended Plan"), subject to approval by the Bankruptcy Court of postconfirmation financing acceptable to the Company and the Unsecured Creditors' Committee. On November 20, 1995, the Bankruptcy court approved a financing agreement between the Company and LaSalle National Bank, and on November 28, 1995, the Company's Second Amended Plan became effective.

          Unsecured creditors received a payment equal to 30% of the approved claim amount on February 1, 1996. These creditors must then make an election, by July 15, 1996, to either receive a second 30% payment in 1997, or receive a 15% payment in 1997 plus a note equal to 42% of the approved claim amount. The note will accrue interest at 9.5% per annum. Note principal payments will be made as follows: 26.2% due in 1998, and 24.6% due in 1999, 2000, and 2001. In addition, note holders may receive payments (30%, 40% and 50%, respectively in 1999, 2000, and 2001) of Excess Cash Flow over Targeted EBITDA, as defined and as provided in the note. Maximum amounts payable may not exceed the difference between 100% of the holder's Allowed Class 3 Claim, less the net present value (using a 12% discount rate) of all cash paid or payable to such Allowed claim, whether under the Note or the Plan.

          The Plan developed by the Company and confirmed by the Bankruptcy Court provided for the full payment of all Administrative Expense Claims as defined by the Bankruptcy Code. Allowed Priority Tax Claims, as defined in the Bankruptcy Code, will be paid in thirteen equal quarterly installments beginning January 2, 1996. The tax claims shall include accrued interest at the rate of 9.5% per annum from the Petition Date through the Date of Confirmation. Thereafter, simple interest of 9.5% per annum shall accrue. Notwithstanding the foregoing, all Allowed Priority Tax Claims shall be paid in full within six years of the date of the assessment of the tax upon which such claim is based.

          As a result of the election to be made in July 1996, contained in the Plan, management has made certain estimates related to the upcoming election. Management has estimated that 60% of the Unsecured Creditors will elect to receive the second 30% payment of their Allowed Claim in January 1997. The estimate further assumes that 40% of the Unsecured Creditors will elect the 15% payment in January 1997 and elect to take the note representing 42% of their Allowed Claim.


NOTE 2 - CHANGE IN FISCAL YEAR END

          During fiscal 1995, the Company made the decision to change its fiscal year to the last Saturday in January from the last Saturday in February. This change was made to align the Company's fiscal calendar to the seasonal patterns it experiences, as well as to enhance comparability of its fiscal quarter and annual results with similar retail companies in its industry segment.

          The following is selected financial data for the eleven month transition period ended January 28, 1995 and the comparable prior eleven month period, in thousands of dollars, except per share amounts.


                                             Eleven months ended
                                                  January 28,       January 29,
                                                      1995              1994
                                                                   (unaudited)
                                                    --------       -----------
Net Sales                                           $ 90,490          $132,814

Operating costs and expenses:
 Cost of sales, buying and occupancy costs            71,715           102,300
 Selling, general and administrative expenses         25,254            36,606
 Restructuring charge                                      0             7,592
 Interest and other income, net                         (103)             (157)
                                                    --------           -------
   Net operating expenses                             96,866           146,341

Loss before reorganization
 items and income taxes                               (6,376)          (13,527)

Reorganization items                                   7,597                 0

Income tax (benefit)                                       0               (61)
                                                    --------           -------

Net loss                                            $(13,973)          $(13,466)
                                                    --------           -------
                                                    --------           -------
Loss per share                                      $  (2.37)          $  (2.29)
                                                    --------           -------
                                                    --------           -------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The following accounting principles and practices of Jay Jacobs, Inc. are set forth to facilitate the understanding of the consolidated financial statements.


OPERATIONS

          The Company's primary business activity is the retailing of women's and men's apparel. The Company operates 136 stores in 19 states, primarily Washington, California, Alaska and Oregon.

PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Jay Jacobs, Inc. and its wholly-owned subsidiary J.J. Distribution Company. All significant intercompany balances and transactions have been eliminated. Cash Equivalents

          For financial reporting purposes, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


SALES RETURNS AND EXCHANGES

          The accompanying consolidated financial statements do not include a provision for sales returns and exchanges because the Company does not believe that such a provision is material.

INVENTORIES

          Inventories are valued at the lower of cost or market using the retail method on a first-in, first-out basis.

PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost. Additions, improvements and expenditures that significantly add to the utility of facilities are capitalized and depreciated. Expenditures for maintenance and repairs are charged to expense as incurred.

          Depreciation and amortization are computed by the straight-line method for financial reporting purposes and various methods for tax purposes. For financial reporting purposes, furniture, fixtures and equipment are depreciated over their useful lives of three to ten years and leasehold improvements are amortized over the term of the related lease. It is the Company's policy to write down assets when it is determined that it is probable that the assets' value is impaired. Depreciation and amortization have been adjusted for extension of the lease life which decreased depreciation expense by $125,000 for the year ended January 27, 1996.

PREOPENING AND STORE CLOSING COSTS

          Costs associated with the opening of new stores are charged to expense as incurred. The costs, net of amounts expected to be recovered, are expensed when the decision to close the store is made.

INCOME TAXES

          The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes which is an asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

EARNINGS (LOSS) PER SHARE

          Earnings (loss) per share is based on the weighted average number of shares outstanding during each year as adjusted to take into account the effect of outstanding options to purchase common stock unless the effect of including such options is anti-dilutive. The effect of the outstanding options is computed using the treasury stock method. The weighted average number of shares and equivalents outstanding were 5,981,000, 5,901,000 and 5,891,000 for the periods ended January 27, 1996, January 28, 1995 and February 26, 1994, respectively.

USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, including accrued reorganization expenses, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

          The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued payroll, accrued reorganization expenses, and other accrued expenses. These balances, as presented in the financial statements at January 27, 1996, approximate their fair value.

RECLASSIFICATIONS

          Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 4 - PROPERTY AND EQUIPMENT

          The composition of property and equipment is:


                                                    January 27       January 28
                                                       1996             1995
                                                       ----             ----
          Leasehold improvements                     $ 9,144          $10,139
          Furniture, fixtures and equipment           17,267           16,951
                                                     -------          -------
                                                      26,411           27,090

          Less accumulated depreciation
           and amortization                           20,853           20,846
                                                     -------          -------
                                                     $ 5,558          $ 6,244
                                                     -------          -------
                                                     -------          -------


NOTE 5 - LIABILITIES SUBJECT TO COMPROMISE

          Liabilities subject to compromise at January 28, 1995 included substantially all of the current and noncurrent liabilities of the Company as of the Petition Date. Prepetition liabilities were stayed while the Company continued to operate. (See Note 13 for discussion of accrued reorganization expenses.)

Liabilities subject to compromise as of January 28, 1995 are summarized as follows:

          Net borrowings from line of credit                   $ 2,130
          Accounts payable and other liabilities                 6,921
          Obligations under rejected executory contracts         7,550
                                                               -------
                                                               $12,718
                                                               -------
                                                               -------

          In accordance with SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, interest on unsecured prepetition debt ceased accruing on the Petition Date. If interest had been accrued on all debt under prefiling terms and conditions, interest expense would have increased by approximately $155,000 during the period ended January 27, 1996 and $105,000 during the period ended January 28, 1995.

NOTE 6 - INCOME TAXES

          The income tax provision (benefit) consists of the following (in thousands):


                                      Year         Eleven months
                                      ended            ended          Fiscal
                                    January 27      January 28       year end
                                       1996            1995            1994
                                    ----------     -------------     --------
          Federal:
            Current                       0               0           $(1,815)
            Deferred                      0               0             1,575
          State - Current:                0               0               (60)
                                      -----           -----           --------
                                      $   0           $   0           $  (300)
                                      -----           -----           --------
                                      -----           -----           --------

                                      -28-

     The difference between the income tax provision (benefit) based upon statutory income tax rates and the income tax provision (benefit) recorded in the financial statements is attributable to the following (in thousands):


                                       Year         Eleven months
                                      ended            ended          Fiscal
                                    January 27      January 28       year end
                                        1996            1995            1994
                                     --------        -------          --------
     Income taxes at Federal
      statutory rates of 34%         $   (956)       $(4,751)         $(4,969)
     Increase in valuation
      allowance                           918          4,751            4,985
     State income taxes, net of
      Federal tax benefit                   0              0              (60)
     Other                                 38            (10)            (256)
                                     --------        -------          --------
                                     $      0        $     0          $  (300)
                                     --------        -------          --------
                                     --------        -------          --------


          Deferred tax assets (liabilities) at January 27, 1996 and January 28, 1995 were comprised of the following (in thousands):



                                                     January 27      January 28
                                                        1996            1995
                                                     -----------     ----------
          Operating loss carryforward                 $ 9,948         $ 4,738
          Accrued reorganization expenses
           and liabilities subject to compromise            0           3,856
          Deferred rental credits                         338             448
          Inventory valuation                             233             412
          Minimum tax credit carryforward                 184             184
          Other, net                                      (39)             28
                                                      --------         ------
                                                       10,664           9,746
          Less: Valuation allowance                    10,664           9,746
                                                      --------         ------

           Net deferred tax assets                    $     0         $     0
                                                      -------         -------
                                                      --------         ------


          At January 27, 1996, the Company had available Federal net operating loss (NOL) carryforwards of approximately $29,258,000 which expire in 2009 through 2011. If certain substantial changes in the Company's ownership should occur, there would be a limitation on the amount of the NOL carryforwards which could be utilized.

NOTE 7 - LEASE COMMITMENTS

          Annual store rentals are primarily fixed minimum amounts, plus a contingent amount determined on the basis of a percentage of sales exceeding a stipulated amount. All such leases represent operating leases as defined in Statement of Financial Accounting Standards Number 13. Lease provisions generally require additional payments for taxes, maintenance and other miscellaneous expenses. For leases which have escalation clauses, an amount has been provided so that equal monthly minimum rents are reported throughout the term of the lease.

     Net rental expense includes the following (in thousands):


                                           Fiscal     Eleven months   Fiscal
                                          year end        ended      year end
                                         January 27    January 28   February 26
                                            1996          1995         1994
                                          -------       -------      -------
     Minimum rent                         $ 5,884       $ 9,457      $13,763
     Provision for deferred rent             (323)         (818)        (408)
     Contingent rent                        1,209           640          764
     Property taxes and other                 701         1,070        1,754
     Sublease rental income                     0             0         (104)
                                          -------       -------      -------
                                          $ 7,471       $10,349      $15,769
                                          -------       -------      -------
                                          -------       -------      -------


          Minimum rental commitments for leases in effect at January 27, 1996 are as follows (in thousands):


       Year ending
       -----------
       January 1997                                $ 4,991
       January 1998                                  4,144
       January 1999                                  3,474
       January 2000                                  2,718
       January 2001                                  2,445
       January 2002 and thereafter                   3,185
                                                   --------
                                                   $20,957
                                                   --------
                                                   --------


          The Company leased a store from a limited partnership, certain partners of which are deemed related parties of Jay Jacobs, Inc. Rental expense for this lease was $0, $23,000 and $65,000 for the periods ended January 27, 1996, January 28, 1995 and February 26, 1994, respectively. This lease was rejected during the Chapter 11 process.

NOTE 8 - LINE OF CREDIT

          On November 20, 1995, the Bankruptcy Court approved a financing agreement, on a revolving credit basis, between the Company and LaSalle National Bank. The LaSalle Facility provides for borrowings and letters of credit, the aggregate of which cannot exceed the lower of $10 million or a computed borrowing base. Letters of Credit are limited to a maximum of $5 million. A first and only lien is granted to LaSalle on all Company assets (excluding capitalized leases and permitted liens up to $400,000). The Company must maintain a scheduled minimum tangible net worth and may not declare or pay dividends or other distributions on account of any equity interest in the Company. Interest is charged at LaSalle's announced prime rate. The Company is charged an annual fee of 1.25% per annum on the aggregate undrawn face amount of letters of credit outstanding. The agreement has a three year term and was signed on December 4, 1995.

          As of the end of the fiscal year, the Company had no direct borrowings. There were $1,177,000 of letters of credit outstanding as of January 27, 1996.

NOTE 9 - STOCK OPTION PLANS

          In September 1986 the Company adopted an Incentive Stock Option Plan ("ISO Plan") and a Nonqualified Stock Option Plan. Both plans expired in October 1991 pursuant to their terms, leaving 465,788 shares subject to outstanding options. In October 1991 the Board of Directors approved and reinstated the Nonqualified Plan, but not the ISO Plan.

          In March 1987 the Company adopted a Directors' Nonqualified Stock Option Plan. The Plan, as amended in September 1991, provides that each eligible director upon the date of election to the Board of Directors and on each three year anniversary thereof, is granted a ten year option to purchase 4,000 shares of common stock at a purchase price equal to the fair market value of the common stock on the date grant. The shares become exercisable over a six month to three year period.

          In September 1994 the Board of Directors voted to approve the repricing of the exercise price for all outstanding stock options issued to employees to an exercise price of $1.00 per share, the fair market value of the Company's common stock on that date.

          A Stock Option Plan was authorized by shareholders at Plan confirmation in November of 1995. The Stock Option Plan contains provisions to grant 500,000 shares of common stock. Options granted under the expired Plan and the reinstated plan are granted at prices equal to the fair market value of the shares at the date of grant and generally vest over a one to four year period.

          In December 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). This pronouncement requires the Company to elect to account for stock-based compensation on a fair value based model or an intrinsic value based model. The intrinsic value based model is currently used by the Company and is the accounting principle prescribed by Accounting Principles Board No. 25, Accounting for Stock Issued to Employees (APB 25). Under this model, compensation cost is the excess, if any, of the quoted market price of the stock at the date of grant or other measurement date over the amount an employee must pay to acquire the stock. The fair value based model prescribed by FAS 123 would require the Company to value stock-based compensation using an accepted valuation model. Compensation cost would be measured at the grant date based upon the value of the award and would be recognized over the service period which is usually the vesting period.

          The Company has elected to continue to apply the provisions of APB 25 to their employee stock-based compensation plans. FAS 123 requires disclosure in the footnotes of the pro forma impact on net income and earnings per share of the difference between compensation expense using the intrinsic value method and the fair value method. The adoption of FAS 123 is required for the fiscal year ending January 1997, and will not have an impact on the Company's financial position or results of operations.


          Information pertaining to stock options outstanding is summarized as follows:


                                             Number        Option Price
                                           of Options        Per Share
                                           -----------     ------------
Balance - February 27, 1993                  699,688       4.63 - 10.25
  Granted                                    263,000       2.50 -  4.07
  Exercised                                        0
  Cancelled                                 (117,738)      3.50 - 10.25
                                             -------
Balance - February 26, 1994                  844,950       2.50 - 10.25
  Granted                                    781,335        .5625- 1.50
  Exercised                                        0
  Cancelled                                 (844,950)      2.50 - 10.25
                                             -------
Balance - January 28, 1995                   781,335        .5625- 1.50
  Granted                                    432,633       1.00 -  2.75
  Exercised                                  (47,220)
  Cancelled                                 (214,958)       .5625- 1.50
                                             -------

Balance - January 27, 1996                   951,790       .5625-  2.75
                                             -------
                                             -------
Exercisable - January 27, 1996               318,688
                                             -------
                                             -------

NOTE 10 - STOCK PURCHASE PLAN

          During the year ended February 28, 1991 the Company adopted a stock purchase plan. Under the plan, employees are allowed to purchase common stock of the Company at a price equal to 90 percent of the stock's market value as of certain dates. Shares issued under the plan totaled 11,660 and 20,499 during the periods ended January 28, 1995 and February 26, 1994. There were no shares issued in fiscal 1996.


NOTE 11 - PROFIT SHARING PLAN

          The Company maintains a discretionary profit-sharing plan for all employees meeting certain age and length of service requirements. No contribution was made for the fiscal years ended January 28,1995 or January 27, 1996. Contributions under the plan totaled $50,000 for the year ended February 26, 1994.

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

          Selected quarterly financial data is as follows (in thousands, except per share amounts):


Year ended                         Fourth    Third     Second    First
January 27, 1996                  quarter   quarter   quarter   quarter
- ----------------                  -------   -------   -------   --------

  Net sales                       $18,625   $18,357   $18,799   $17,105
  Gross profit, less buying
    and occupancy costs             5,418     4,758     4,499     3,159
  Net income (loss)                   261      (495)     (589)   (1,988)
  Net income (loss) per share        0.04     (0.08)    (0.10)    (0.34)

Eleven months ended
January 28, 1995
  Net sales                       $16,265   $20,676   $25,072   $28,477
  Gross profit, less buying
    and occupancy costs             4,079     4,467     4,834     5,395
  Reorganization charge                 0         0     3,987     3,610
  Net loss                           (214)   (1,608)   (6,277)   (5,874)
  Net loss per share                (0.04)    (0.27)    (1.06)    (0.99)


NOTE 13 - REORGANIZATION AND RESTRUCTURING CHARGE

          The Company recorded a $7.5 million restructuring charge in the third quarter ended November 1993. This restructuring charge related primarily to unprofitable stores. The Company closed 28 stores between November 1993 and February 1994. Property and equipment was written down $5.0 million. Payments to certain landlords which were negotiated as part of lease terminations totaled $1.0 million. Inventory reserves for closed stores were $.6 million. The balance of the charge included professional fees and expenses, certain payroll costs and other expenses related to closed stores.

          During 1995, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code and decided to close an additional 84 stores. The Company recorded a reorganization provision of $7,597,000 related to these events. Property and equipment was written down by $1,978,000, inventory reserves for closed stores were $1,200,000, $752,000 was incurred in professional fees and expenses and $3,667,000 represents the provision related to lease rejection claims. Unpaid costs related to this reorganization were $7,437,000 at January 27, 1996, of which $3,188,000 are expected to be paid within a year and thus are classified as current liabilities.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by Part III (Item 10) is partially set forth in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of January 27, 1996. Such information is incorporated herein by reference and made a part hereof.

          The information set forth in ITEM 1 "Executive Officers of the Registrant" found on page -- of this Form 10-K is incorporated herein by reference in response to the information required by this item.

ITEM 11. EXECUTIVE COMPENSATION

          The information required by Part III (Item 11) is set forth in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of January 27, 1996. Such information is incorporated herein by reference and made a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by Part III (Item 12) is set forth in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of January 27, 1996. Such information is incorporated herein by reference and made a part hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by Part III (Item 13) is set forth in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of January 27, 1996. Such information is incorporated herein by reference and made a part hereof.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 14. (a)(1) FINANCIAL STATEMENTS

     Report of Independent Accountants
     Consolidated Balance Sheet
     Consolidated Statement of Operations
     Consolidated Statement of Shareholders' Equity
     Consolidated Statement of Cash Flows
     Notes to Consolidated Financial Statements

ITEM 14. (a)(2)

     No schedules are included because they are not appicable or the required information is shown in the financial statements or notes thereto.

ITEM 14. (a)(3)  LIST OF EXHIBITS

     2.1 Company's Second Amended Chapter 11 Plan of Reorganization dated November 16, 1995. (Incorporated by reference to Exhibit 2 to the Company's Form 8-K report dated November 16, 1995.)

               Exhibit A   Speciman 9.5% Per Annum Promissory Note of the
                           Company Due January 2, 2001. (Incorporated by reference to Exhibit 2 to the Company's Form 8-K dated October 16, 1995.)

               Exhibit B   Leases to be Assumed. (Incorporated by reference
                           to Exhibit B to Exhibit 2 to the Company's Form
                           8-K report dated November 16, 1995.)

               Exhibit C   1995 Stock Option Plan of the Company.
                           (Incorporated by reference to Exhibit D to Exhibit 2 to the Company's Form 8-K report dated
                           October 16, 1995.)

     2.2 Bankruptcy Court Order Confirming Company's Second Amended Chapter 11 Plan of Reorganization. (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K report dated November 16, 1995.)

     2.3 Loan and Security Agreement between LaSalle National Bank and the Company dated as of December 4, 1995.

     2.4       $10,000,000 Note of the Company to LaSalle National Bank dated as of December 4, 1995.
     3.1*      Restated Articles of Incorporation of the Company.
     3.3*      Bylaws of the Company.

     4.1       Revolving Credit Agreement as of September 26, 1994 by and
               between Jay Jacobs, Inc. as borrower, and the CIT Group/Business
               Credit, Inc. as lender. (Incorporated by reference to Exhibit
               4.1 to the Company's 10-K report for fiscal year ended
               January 28, 1995.)
    10.1*      Lease agreements with Edgar Freed and Bank of California, N.A., co-trustees with respect to downtown Seattle building dated
               April 16, 1965, December 23, 1974 and December 31, 1975 and
               January 25, 1980, as amended.
    10.2*      Distribution Center lease with Pacific Northwest Group A dated
               January 28, 1981, as amended.
    10.3*      Lease Agreement with Cornwall Associates Limited Partnership dated March 5, 1987 with respect to Bellingham, Washington store lease.
    10.7*#     Form of Incentive Stock Option Agreement.
    10.8*@     Nonqualified Stock Option Plan adopted on September 12, 1986.
    10.9*#     Form of Nonqualified Stock Option Agreement.
    10.10*@    Directors' Nonqualified Stock Option Plan adopted on March 27,
               1987.
    10.15*     Buy-Sell Agreement among certain shareholders of the Registrant dated as of March 31, 1987.
    10.18**@   Incentive Stock Option Plan as amended on July 31, 1987.
    10.19***@  Employment Agreement with Celestina Sze dated May 8, 1989.
    10.20***   1989 Restated Profit Sharing Plan and Trust effective as of
               March 1, 1989.
    10.21***   Amendment to Distribution Center lease with Pacific Northwest
               Group A dated August 29, 1988.
    10.22****@ Employee Stock Purchase Plan adopted August 1, 1990.
    10.23**** Amendment to Profit Sharing Plan and Trust dated
               February 4, 1991.
    10.24****  Asset Purchase Agreement between The United States Shoe
               Corporation and Jay Jacobs, Inc. dated April 11, 1991.
    10.25#@    Amended and Restated Directors' Nonqualified Stock Option Plan
               dated September 12, 1991.
    10.26#     Transition Agreement and Amendment to Jay Jacobs, Inc. 1989
               Restated Profit Sharing Plan and Trust dated March 16, 1992.
    10.27##    Business Loan Agreement with Seattle-First National Bank dated
               April 20, 1993.
    10.28##    Business Loan Agreement with Seattle-First National Bank dated
               December 22, 1993.
    10.29##@  Settlement Agreement with Douglas Swerland dated January 7, 1994.
    10.30##    Business Loan Agreement with Seattle-First National Bank dated
               February 1, 1994.
    10.31##    Agreement with Financo, Inc. dated May 31, 1994.
    10.32###   Hilco.
    10.33####@ Amended and Restated Nonqualified Stock Option Plan dated as of April 16, 1992.
    10.34      Specimen 9.5% Per Annum Promissory Note of the Company Due
               January 2, 2001. (Incorporated by reference to Exhibit A to
               Exhibit 2 to the Company's Form 8-K report dated October 16,
               1995.)

    10.35@     1995 Stock option Plan of the Company. (Incorporated by
               reference  to Exhibit D to Exhibit 2 to the Company's Form 8-K
               report dated October 16, 1995.)
    10.36@     Form of 1995 Stock Option Plan Agreement.
    10.37@     Employment Agreement between Rex Loren Steffey and the Company effective as of July 1, 1995. (Incorporated by reference to
               Exhibit B-1 to the Company's Form 8-K report dated October 16,
               1995.)
    10.38@     Employment Agreement between William L. Lawrence, Jr., and the
               Company effective as of July 1, 1995. (Incorporated by
               reference to Exhibit B-2 to Exhibit 99.5 to the Company's
               Form 8-K report dated October 16, 1995.)
    10.39@     Form of Stock Option Agreement for the 1994 Corporate Office
               Key Employee Retention Plan. (Incorporated by reference to
               Exhibit 4.1 to the Company's Form S-8 Registration Statement
               on Form S-8 under the Securities Act of 1933 (Registration
               No. 33-95244) effective August 4, 1995.)
    10.40@     The Jay Jacobs Executive Stock Option Agreement dated as of
               September 2, 1994, as amended. (Incorporated by reference to
               Exhibit 4.2 to the Company's Form S-8 Registration Statement
               on Form S-8 under the Securities Act of 1933 (Registration
               No. 33-95244) effective August 4, 1995.)
    10.41@     The Rex Loren Steffey Executive Stock Option Agreement dated as of September 9, 1994, as amended. (Incorporated by reference to Exhibit 4.4 to the Company's Form S-8 Registration Statement
               on Form S-8 under the Securities Act of 1933 (Registration
               No. 33-95244) effective August 4, 1995.)
    10.42@     The Rex Loren Steffey Restricted Stock Agreement dated as of
               September 9, 1994, as amended. (Incorporated by reference to
               Exhibit 4.5 to the Company's Form S-8 Registration Statement
               on Form S-8 under the Securities Act of 1933 (Registration
               No. 33-95244) effective August 4, 1995.)
    10.43@     The Rex Loren Steffey Executive Stock Option Agreement dated as of October 20, 1994, as amended. (Incorporated by reference to Exhibit 4.6 to the Company's Form S-8 Registration
               Statement on Form S-8 under the Securities Act of 1933
               (Registration No. 33-95244) effective August 4, 1995.)
    10.44@     The William L. Lawrence, Jr. Management Option Agreement dated as of January 30, 1995. (Incorporated by reference to Exhibit
               4.11 to the Company's Form S-8 Registration Statement on Form
               S-8 under the Securities Act of 1933 (Registration No. 33-95244)
               effective August 4, 1995.)
    10.45@     The William L. Lawrence, Jr. Management Option Agreement dated as of January 30, 1995. (Incorporated by reference to Exhibit
               4.12 to the Company's Form S-8 Registration Statement on Form
               S-8 under the Securities Act of 1933 (Registration No. 33-95244)
               effective August 4, 1995.)
    21         Schedule of Subsidiaries.
    23         Consent of Price Waterhouse.
    27         Financial Data Schedule.

     *Incorporated by reference (utilizing the same exhibit numbers) to the Company's Registration Statement on Form S-1 under the Securities Act of 1933 (Registration No. 33-13112) declared effective May 19, 1987.

     **Incorporated by reference (utilizing the same exhibit numbers) to the Company's Form 10-K report for the fiscal year ended February 29, 1988.

     ***Incorporated by reference (utilizing the same exhibit numbers) to the Company's Form 10-K report for the fiscal year ended February 28, 1989.

     ****Incorporated by reference (utilizing the same exhibit numbers) to the Company's Form 10-K report for the fiscal year ended February 28, 1991.

     #Incorporated by reference (utilizing the same exhibit numbers) to the Company's Form 10-K report for the fiscal year ended February 29, 1992.

     ##Incorporated by reference (utilizing the same exhibit numbers) to the Company's Form 10-K report for the fiscal year ended February 26, 1994.

     ###Incorporated by reference (utilizing the same exhibit numbers) to the Company's 10-Q for the period ended August 27, 1994.

     @Represents management contract or compensatory plan or arrangement.
ITEM 14. (b)

          Form 8-K dated October 16, 1995, reporting under Item 5 of the Bankruptcy Court's approval, pursuant to Section 1125 of the Bankruptcy Code, of the Company's Disclosure Statement regarding the First Amended Plan for soliciation of the Company's creditors and shareholders to approve the First Amended Plan.

          Form 8-K dated November 16, 1995, reporting under item 3 the Bankruptcy Court's confirmation of the plan and post-confirmation approval of the LaSalle Facility. The Form 8-K incorporated by reference the consolidate balance sheet contained in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 1995.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25, 1996.


                                        Jay Jacobs, Inc.



                                        By:
                                           -------------------------------------
                                           Rex Loren Steffey
                                           President and Chief Executive Officer
                                           and Director (Principal Executive
                                           Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                         Title                           Date

- -------------------------
Jay Jacobs                    Chairman of the Board              April 25, 1996
                              and Director

- -------------------------
Rex Loren Steffey             President, Chief Executive         April 25, 1996
                              Officer and Director

- -------------------------
William L. Lawrence, Jr.      Senior  Vice President, Chief      April 25, 1996
                              Financial Officer and Treasurer
                              (Principal Financial and
                              Accounting Officer)

- -------------------------
Sam Rubinstein                Director                           April 25, 1996


- -------------------------
David J. Taylor               Director                           April 25, 1996


- -------------------------
Shelley Swerland              Director                           April 25, 1996


- -------------------------
Gilbert Scherer               Director                           April 25, 1996