Form 10-K/A
period 1996-01-27
JACOBS JAY INC
filed 1996-04-29
CIK 812127

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


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


As of April 12, 1996, 6,057,391 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the shares (based upon the closing price of the shares traded on April 12, 1996 on Nasdaq) of Jay Jacobs, Inc., held by non-affiliates was $3,240,200. For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the 3,897,258 shares beneficially owned by directors and executive officers of the Registrant. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

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


          Under the Plan, Allowed Priority Tax Claims will be paid in thirteen equal quarterly installments. In 1996, the first and second quarterly installments due, respectively, on January 2 and April 2, have been paid.
The third will be due on July 2, 1996, and the fourth on October 2, 1996. Thereafter, the nine remaining quarterly installments shall be paid consecutively on the second day of each following January, April, July, and October, with the final quarterly installment being payable on January 2, 1999. The Allowed Priority Tax Claims include accrued interest at the rate of 9.5% per annum from the Petition Date through the Date of Confirmation. Thereafter, simple interest of 9.5% per annum shall accrue. Notwithstanding the foregoing, all Allowed Priority Tax Claims shall be paid in full within six years of the date of the assessment of the tax upon which such claim is based.

          Under the Plan, unsecured creditors were paid in January 1996, subsequent to the fiscal year-end, an amount equal to 30% of their Allowed Class 3 Claims. These creditors must make an election on or before July 15, 1996, to either receive a second 30% payment in January 1997, or receive a 15% payment in January 1997 plus a note equal to 42% of the Allowed Class 3 Claim amount (the "Note"). The Note will accrue interest at 9.5% per annum beginning February 1997 on the outstanding balance. Note principal payments will be made as follows: 26.2% of principal due in January 1998, and 24.6% of principal due in January 1999, January 2000, and January 2001. Interest payments are due in January 1998, 1999, 2000 and 2001. In addition, Note holders may receive payments (30%, 40% and 50%, respectively in 1999, 2000 and 2001) of Excess Cash Flow over targeted EBITDA, as provided in the Note. Maximum amounts payable under the Note may not exceed the difference between 100% of the holder's Allowed Class 3 Claim, less the net present value (using a 12% discount rate) of all cash paid or payable to such Allowed claim, whether under the Note or the Plan.


COMMITTEES AND ADVISORS


          An official committee of unsecured creditors (the "Unsecured Creditors Committee") was appointed to represent interests of prepetition unsecured creditors. The Unsecured Creditors Committee retained counsel and financial advisors in performing its statutory functions. Upon confirmation of the Plan, the Unsecured Creditors Committee was redesignated the "Postconfirmation Creditors Committee" and, as such will remain in place until January 1997 unless it disbands earlier upon the unanimous consent of its members.


STORE CLOSINGS


          The Company began the fiscal year ended January 27, 1996 with 174 stores and ended the year with 136. During the year, the Company closed 48 stores and opened 10. As part of its successful reorganization, the Company elected to close its budget division stores. This was accomplished as planned, with all budget division stores (except for six clearance sites) closed at fiscal year-end. The six clearance sites will be converted to Jay Jacobs fashion stores in fiscal year 1997.


FINANCING AGREEMENT


          The Company reached an agreement that was approved by the Bankruptcy Court on November 20, 1995, with LaSalle National Bank, to provide financing in the form of a $10,000,000 credit facility. See Note 8 to the Consolidated Financial Statements included in this Form 10-K report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."


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

          The Company works with established sources of fashion apparel, and seeks suppliers and manufacturers that will assist the Company in implementing its key item strategy. The Company will assist its suppliers in the design of garments to incorporate ideas perceived by the Company's merchandising staff to be part of its new merchandise strategy. The Company develops fashion basic merchandise in cooperation with suppliers for sale under its private labels of "D.D. Sloane," "Jay Jacobs" and "American Sportswear Exchange."


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

RETAIL ADVERTISING


          The Company's advertising expenditures during the year ended January 27, 1996 were approximately 0.3% of net sales. Like many specialty retailers, the Company relies heavily on its locations in malls and on in-store graphics and displays to attract customers to its stores. Most advertising is in the form of mall tabloids which are distributed to customers during peak selling periods.


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


TRADEMARKS


          "Jay Jacobs," "American Sportswear Exchange," "D.D. Sloane," "Private Edition" and several other trademarks of lesser importance have been registered with the U.S. Patent and Trademark Office.


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


          Rex Loren Steffey was named President and Chief Executive Officer of the Company in September 1994. From August 1993 to August 1994 he was President and Chief operating Officer of Paul Harris Stores, Inc. From March 1993 to August 1993, Mr. Steffey was Senior Vice President of operations at Paul Harris. From June 1991 to March 1993, Mr. Steffey was Vice President of Merchandise Planning at Paul Harris. Paul Harris Stores, Inc. filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in February 1991 and emerged successfully therefrom in September 1992.

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


          The Company's leases generally provide for a base rental rate and typically require the payment of a percentage of sales as additional rent when sales reach specified levels. Aggregate rental expense for the period ended January 27, 1996 was $7,471,000 and aggregate minimum rentals for the year ending February 1, 1997 are $4,991,000. See Note 7 to the Company's Consolidated Financial Statements included in this Form 10-K report for further information concerning leases in effect at January 27, 1996. In addition, the Company is generally responsible for mall merchant dues and common area charges in shopping center locations and, in certain instances, for real estate taxes and other expenses.


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


          On November 16, 1995, the Bankruptcy Court confirmed the Second Amended Plan, which became effective on November 28, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          During the fourth quarter of 1996, the only matters submitted to a vote of security holders were those matters put forth in connection with the approval of the First Amended Plan, including approval of the Jay Jacobs, Inc. 1995 Stock Option Plan providing for the discretionary grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified options to purchase an aggregate of 500,000 shares of the Company's common stock. See "Item 1. Business - Emergence from Bankruptcy".

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


DIVIDEND POLICY


          The Company has never paid cash dividends on its common stock. In addition, until payment or satisfaction in full of liabilities under the LaSalle Facility and termination of the financing agreement governing it, the Company may not declare or pay a dividend or other distribution on any class of its stock nor may the Company declare a dividend, under the terms of the Plan, as long as the Post-Confirmation Creditors Committee remains in existence.

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share data)




                                                                Periods ended
                                    -----------------------------------------------------------------------
                                      January        January       February        February       February
                                        1996          1995          1994            1993           1992
                                    -----------------------------------------------------------------------
STATEMENT OF INCOME DATA:
Net sales                            $ 72,886       $ 90,490       $139,767        $159,250        $146,368
Operating costs and expenses:
  Cost of sales, buying
    and occupancy costs                55,052         71,715        107,552         115,939         108,135
  Restructuring items                                                 7,577             990             203
  Selling, general and
    administrative expenses            20,924         25,254         39,417          41,805          37,769
  Interest and other income,
    net                                  (279)          (103)          (165)           (336)           (460)
                                     --------       --------       --------        --------        --------
Net Operating expenses                 75,697         96,866        154,381         158,398         145,647
                                     --------       --------       --------        --------        --------

Income (loss) before
  reorganization items
  and income taxes                     (2,811)        (6,376)       (14,614)            852             721
Reorganization items                                   7,597
Income tax provision (benefit)              0              0           (300)            340             284
                                     --------       --------       --------        --------        --------

Net income (loss)                    $ (2,811)      $(13,973)      $(14,314)       $    512         $   437
                                     --------       --------       --------        --------        --------
                                     --------       --------       --------        --------        --------

Earnings (loss) per share              $(0.47)        $(2.37)        $(2.43)         $(0.09)         $(0.07)
                                     --------       --------       --------        --------        --------
                                     --------       --------       --------        --------        --------
Weighted average number
  of shares and equivalents
  outstanding                           5,981          5,901          5,891           5,899           5,944
                                     --------       --------       --------        --------        --------
                                     --------       --------       --------        --------        --------


BALANCE SHEET DATA:
Working capital                      $  3,021       $ 13,786       $ 12,929        $ 19,999         $15,833
Total assets                           14,247         24,142         31,423          49,096          50,068
Shareholders' equity                    3,335          5,994         19,943          34,183          33,567



NOTE
          See Management's Discussion and Analysis ("MD&A") and Note 1 to the consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


          The following information should be read in conjunction with the Company's Consolidated Financial Statements and related notes included in this Form 10-K report. References to fiscal year 1996 refer to the twelve months ended January 27, 1996. References to fiscal year 1995 refer to the eleven months ended January 28, 1995. References to fiscal year 1994 refer to the twelve months ended February 26, 1994. The Company uses a 4-5-4 fiscal calendar, which allows for four weeks in the first and third month of a fiscal quarter, and five weeks in the middle month. The Company made the decision during fiscal year 1994 to end future fiscal years at the completion of its fiscal January, as opposed to the end of February as it had previously done. This change was made to align the Company's fiscal calendar to the seasonal patterns that it experiences, as well as to enhance comparability of its fiscal quarter and year end results with similar retail companies in its industry segment.


CHAPTER 11 REORGANIZATION

          On May 13, 1994, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. During the reorganization, management restructured operations and capitalization in order to strengthen the Company's position and operating performance.


          On October 16, 1995, the Bankruptcy Court entered an order establishing procedures for the solicitation to approve the First Amended Plan, scheduling a hearing for November 16, 1995, and approving the Company's Disclosure Statement regarding the First Amended Plan. On November 16, 1995, the Bankruptcy Court confirmed the Company's Second Amended Plan, subject to approval by the Bankruptcy Court of postconfirmation financing acceptable to the Company and the Unsecured Creditors Committee. On November 20, 1995, the Bankruptcy Court approved the LaSalle Facility described further under the caption "Liquidity and Capital Resources" under this Item 7. On November 28, 1995, the Bankruptcy Court approved the Company's Second Amended Plan. See
"Item 1 - Business - Emergence from Bankruptcy" and "- Plan of
Reorganization" for more information regarding the reorganization and approved Second Amended Plan.


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

BUDGET STORE DIVISION CLOSURE


          As part of the Company's reorganization, the Company decided to close all off-price stores due to poor operating performance and use its resources in the higher margin and better performing men's and women's fashion stores. The Company operated 35 budget stores at the end of fiscal 1995. The Company closed 29 of those budget stores during fiscal 1996. The remaining six will be converted to fashion stores in fiscal 1997.


RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales:



                                           Twelve     Eleven months   Twelve
                                          months ended    ended    months ended
                                             January     January     February
                                             -------     -------     ---------
                                              1996         1995        1994
                                              ----         ----        ----
Net sales                                    100.0%      100.0%       100.0%
Cost of sales, buying and occupancy costs     75.5        79.3         77.0
Selling, general and
  administrative expenses                     28.7        27.9         28.2
Restructuring charge                                                    5.4
Interest and other income, net                (0.3)       (0.1)        (0.1)
Reorganization charge                                      8.4
Income taxes                                                           (0.2)
                                             -----       -----        -----
Net loss                                      (3.9)%     (15.5)%      (10.3)%
                                             -----       -----        -----
                                             -----       -----        -----


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


          Interest and other income decreased from $165,000 (0.1% of net sales) in fiscal 1994 to $103,000 (0.1% of net sales) in fiscal 1995 as a result of lower cash balances available for investment.


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

LIQUIDITY AND CAPITAL RESOURCES

THE LASALLE FACILITY


          On November 20, 1995, the Bankruptcy Court approved a financing agreement on a revolving credit basis between the Company and LaSalle National Bank ("LaSalle"). The LaSalle Facility provides for borrowings and letters of credit, the aggregate of which cannot exceed the lower of $10 million or a computed borrowing base. Letters of Credit are limited to a maximum of $5 million. A first and only lien is granted to LaSalle on all Company assets (excluding capitalized leases and excluding permitted liens up to $400,000). The Company must maintain a scheduled minimum tangible net worth and may not declare or pay dividends or other distributions on account of any equity interest in the Company until payment or satisfaction in full of liabilities under the LaSalle Facility and termination of the financing agreement. Interest is charged at LaSalle's announced prime rate. The Company is charged an annual fee of 1% of the aggregate loan limit, normal audit fees, and a letter of credit fee of 1.25% per annum on the aggregate undrawn face amount of letters of credit outstanding. The agreement has a three-year term and was signed on December 4, 1995.


          As of the end of the 1996 fiscal year the Company had no direct borrowings. There were $1,177,000 of letters of credit outstanding as of January 27, 1996.

GENERAL


          The Company's principal needs for liquidity are to finance the purchase of merchandise inventories, fund its operations and make payments as outlined in the Plan. The initial payment resulting from the Plan amounted to $2,460,000 for unsecured creditors and $60,000 to the Priority Tax Claimants.


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


          The Company made cash payments of $2,460,000 to unsecured creditors under the Plan in January 1996, subsequent to the fiscal year end. The second payment to unsecured creditors is payable in January 1997. The amount of the payment is dependent upon the election made by each unsecured creditor on July 15, 1996. If all unsecured creditors elected the Note option, the amount payable would be $1,255,000. If all unsecured creditors elected the cash option, the amount payable would be $2,510,000. During the fiscal year ending February 1, 1997, the Company will be obligated to pay approximately $240,000 to Allowed Priority Tax Claims.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
Jay Jacobs, Inc.


          In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 36 present fairly, in all material respects, the financial position of Jay Jacobs, Inc. and its subsidiaries at January 27, 1996 and January 28, 1995, and the results of their operations and their cash flows for the periods indicated, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP


Seattle, Washington
April 25, 1996

                        JAY JACOBS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                          (Dollar amounts in thousands)


                                   A S S E T S

                                                     January 27  January 28
                                                        1996        1995
                                                    -----------  ----------
Current assets:
  Cash and cash equivalents                           $   705   $ 8,898
  Accounts receivable                                     442       261
  Inventories                                           7,323     8,579
  Prepaid expenses                                        219       160
                                                      -------   -------
    Total current assets                                8,689    17,898
                                                      -------   -------

Property and equipment, net                             5,558     6,244
                                                      -------   -------
                                                      $14,247   $24,142
                                                      -------   -------
                                                      -------   -------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $ 1,401   $ 2,233
  Accrued payroll                                         529       601
  Accrued reorganization expenses                       3,188       267
  Sales taxes payable                                     313       193
  Other accrued expenses                                  237       818
                                                      -------   -------
    Total current liabilities                           5,668     4,112
                                                      -------   -------

Deferred rental credits                                   995     1,318
                                                      -------   -------
Accrued reorganization expenses                         4,249         0
                                                      -------   -------
Liabilities subject to compromise                           0    12,718
                                                      -------   -------

Shareholders' equity:
  Preferred stock: 5,000,000 shares authorized;
   none issued or outstanding                               0         0
  Common stock: 20,000,000 shares authorized;
   6,054,000 and 5,907,000 issued and outstanding      12,920    12,768
  Retained  deficit                                    (9,585)   (6,774)
                                                      -------   -------

                                                        3,335     5,994
                                                      -------   -------
  Commitments and contingencies (Notes 1 and 7)
                                                       14,247    24,142
                                                      -------   -------
                                                      -------   -------


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

                        JAY JACOBS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)



                                                                          Eleven              Year
                                                    Year ended         months ended           ended
                                                    January 27          January 28         February 26
                                                       1996                1995                1994
                                                    ----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $ (2,811)           $(13,973)           $(14,314)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                      1,157               1,832               3,630
    Change in deferred income taxes and other              0                   0               1,610
    Provision for deferred rents, net                   (323)               (828)               (132)
    Write-off of fixed assets related to
      closed stores                                        0                   0                  77
    Non-cash restructuring charge                          0               4,257               6,151
    Change in assets and liabilities:
      Accounts receivable                               (181)                707                 295
      Refundable income taxes                              0               1,861              (1,730)
      Inventories                                      1,256               7,611               1,651
      Prepaid expenses                                   (59)               (280)                 (6)
      Accounts payable                                  (832)             (3,027)             (3,752)
      Accrued payroll                                    (72)                (38)                  0
      Other accrued expenses                            (461)               (797)               (676)
      Accrued reorganization expenses                 (5,435)              6,921                   0
                                                    --------            --------            --------
                                                      (7,761)              4,246              (7,196)
                                                    --------            --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                    (509)               (119)             (2,957)
Net proceeds from sales of assets                         38                 115                   0
                                                    --------            --------            --------
                                                        (471)                 (4)             (2,957)
                                                    --------            --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing from line of credit                          0               2,130                   0
Proceeds from options exercised or
  employee stock purchase plan                            39                  24                  74
                                                    --------            --------            --------
                                                          39               2,154                  74
                                                    --------            --------            --------
Net increase (decrease) in cash and
  cash equivalents                                    (8,193)              6,396             (10,079)
Cash and cash equivalents - beginning of year          8,898               2,502              12,581
                                                    --------            --------            --------
Cash and cash equivalents - end of year                 $705               8,898               2,502
                                                    --------            --------            --------
                                                    --------            --------            --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes                 0                   0                  92
                                                    --------            --------            --------
                                                    --------            --------            --------

Cash paid during the year for interest                     0                   0                  13
                                                    --------            --------            --------
                                                    --------            --------            --------

Cash paid for reorganization items                     4,032                 752                   0
                                                    --------            --------            --------
                                                    --------            --------            --------


Shares issued for services                               113                   0                   0
                                                    --------            --------            --------
                                                    --------            --------            --------



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


          On October 16, 1995, the Bankruptcy Court entered an order establishing procedure for the solicitation to approve the Company's First Amended Plan of Reorganization (the "First Amended Plan"), scheduling a hearing for November 16, 1995, and approving the Company's Disclosure Statement regarding the first Amended Plan. On November 16, 1995, the Bankruptcy Court confirmed the Company's Second Amended Plan of Reorganization (the "Second Amended Plan" or the "Plan"), subject to approval by the Bankruptcy Court of postconfirmation financing acceptable to the Company and the Unsecured Creditors Committee. On November 20, 1995, the Bankruptcy court approved a financing agreement between the Company and LaSalle National Bank, and on November 28, 1995, the Company's Second Amended Plan became effective.


          Unsecured creditors were paid an amount equal to 30% of the approved claim amount in January 1996, subsequent to the fiscal year-end. These creditors must then make an election, by July 15, 1996, to either receive a second 30% payment in 1997, or receive a 15% payment in 1997 plus a note equal to 42% of the approved claim amount. The note will accrue interest at 9.5% per annum. Note principal payments will be made as follows: 26.2% due in 1998, and 24.6% due in 1999, 2000, and 2001. In addition, note holders may receive payments (30%, 40% and 50%, respectively in 1999, 2000, and 2001) of Excess Cash Flow over Targeted EBITDA, as defined and provided in the note. Maximum amounts payable may not exceed the difference between 100% of the holder's Allowed Class 3 Claim, less the net present value (using a 12% discount rate) of all cash paid or payable to such Allowed claim, whether under the Note or the Plan.



          The  Plan  developed  by  the  Company and confirmed by the Bankruptcy
Court provided for the full payment of all Administrative Expense Claims, as defined by the Bankruptcy Code. Allowed Priority Tax Claims, as defined in the Bankruptcy Code, will be paid in thirteen equal quarterly installments beginning January 2, 1996. The tax claims shall include accrued interest at the rate of 9.5% per annum from the Petition Date through the Date of Confirmation. Thereafter, simple interest of 9.5% per annum shall accrue. Notwithstanding the foregoing, all Allowed Priority Tax Claims shall be paid in full within six years of the date of the assessment of the tax upon which such claim is based.

          As a result of the election to be made in July 1996, contained in the Plan, management has made certain estimates related to the upcoming election. Management has estimated that 60% of the unsecured creditors will elect to receive the second 30% payment of their Allowed Class 3 Claims in January 1997. The estimate further assumes that 40% of the unsecured creditors will elect the 15% payment in January 1997 and elect to take the note representing 42% of their Allowed Class 3 Claims.


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


          The following is selected financial data for the eleven-month transition period ended January 28, 1995 and the comparable prior eleven- month period, in thousands of dollars, except per share amounts.



                                             Eleven months ended
                                                  January 28,       January 29,
                                                      1995              1994
                                                                   (unaudited)
                                                    --------       -----------
Net Sales                                           $ 90,490          $132,814

Operating costs and expenses:
 Cost of sales, buying and occupancy costs            71,715           102,300
 Selling, general and administrative expenses         25,254            36,606
 Restructuring charge                                      0             7,592
 Interest and other income, net                         (103)             (157)
                                                    --------           -------
   Net operating expenses                             96,866           146,341

Loss before reorganization
 items and income taxes                               (6,376)          (13,527)

Reorganization items                                   7,597                 0

Income tax benefit                                         0               (61)
                                                    --------           -------

Net loss                                            $(13,973)          $(13,466)
                                                    --------           -------
                                                    --------           -------
Loss per share                                      $  (2.37)          $  (2.29)
                                                    --------           -------
                                                    --------           -------

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

Liabilities subject to compromise as of January 28, 1995 are summarized as follows:


          Net borrowings from line of credit                   $ 2,130
          Accounts payable and other liabilities                 6,921
          Obligations under rejected executory contracts         3,667
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

                                      -28-

     The difference between the income tax provision (benefit) based upon statutory income tax rates and the income tax provision (benefit) recorded in the financial statements is attributable to the following (in thousands):



                                       Year         Eleven months
                                      ended            ended          Fiscal
                                    January 27      January 28       year end
                                        1996            1995            1994
                                     --------        -------          --------
     Income taxes at Federal
      statutory rates of 34%         $   (956)       $(4,751)         $(4,969)
     Increase in valuation
      allowance                           918          4,761            4,985
     State income taxes, net of
      Federal tax benefit                   0              0              (60)
     Other                                 38            (10)            (256)
                                     --------        -------          --------
                                     $      0        $     0          $  (300)
                                     --------        -------          --------
                                     --------        -------          --------


          Deferred tax assets (liabilities) at January 27, 1996 and January 28, 1995 were comprised of the following (in thousands):



                                                     January 27      January 28
                                                        1996            1995
                                                     -----------     ----------
          Operating loss carryforward                 $ 9,692         $ 4,738
          Accrued reorganization expenses
           and liabilities subject to compromise            0           3,856
          Deferred rental credits                         338             448
          Inventory valuation                             233             412
          Minimum tax credit carryforward                 184             184
          Other, net                                      217             108
                                                      --------         ------
                                                       10,664           9,746
          Less: Valuation allowance                    10,664           9,746
                                                      --------         ------

           Net deferred tax assets                    $     0         $     0
                                                      -------         -------
                                                      --------         ------




          At January 27, 1996, the Company had available Federal net operating loss (NOL) carryforwards of approximately $28,507,000 which expire in 2009 through 2011. If certain substantial changes in the Company's ownership should occur, there would be a limitation on the amount of the NOL carryforwards which could be utilized.

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

NOTE 8 - LINE OF CREDIT


          On November 20, 1995, the Bankruptcy Court approved a financing agreement, on a revolving credit basis (the "Lasalle Facility"), between the Company and LaSalle National Bank ("Lasalle"). The LaSalle Facility provides for borrowings and letters of credit, the aggregate of which cannot exceed the lower of $10 million or a computed borrowing base. Letters of Credit are limited to a maximum of $5 million. A first and only lien is granted to LaSalle on all Company assets (excluding capitalized leases and excluding permitted liens up to $400,000). The Company must maintain a scheduled minimum tangible net worth and may not declare or pay dividends or other distributions on account of any equity interest in the Company. Interest is charged at LaSalle's announced prime rate. The Company is charged an annual fee of 1.25% per annum on the aggregate undrawn face amount of letters of credit outstanding. The agreement has a three-year term and was signed on December 4, 1995.

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


          In March 1987 the Company adopted a Directors' Nonqualified Stock Option Plan. The Plan, as amended in September 1991, provides that each eligible director upon the date of election to the Board of Directors and on each three-year anniversary thereof, is granted a ten-year option to purchase 4,000 shares of common stock at a purchase price equal to the fair market value of the common stock on the date grant. The shares become exercisable over a six-month to three-year period.


          In September 1994 the Board of Directors voted to approve the repricing of the exercise price for all outstanding stock options issued to employees to an exercise price of $1.00 per share, the fair market value of the Company's common stock on that date.


          On August 25, 1994, the Bankruptcy Court approved the Corporate Office Key Employee Retention Plan (the "Retention Plan") created in July 1994 by the Company's Board of Directors to encourage key employees to stay with the Company during the reorganization. Options granted under the Retention Plan became exercisable upon Plan confirmation. As of the end of the fiscal year, options to purchase 120,524 shares of common stock at $1.00 per share remained outstanding under the Retention Plan.



          On May 17, 1995, the Bankruptcy Court approved the grant of stock options vesting on or after Plan confirmation and the award of restricted stock to the Company's Chairman, its President and Chief Executive Officer, and its Senior Vice President, Chief Financial Officer and Treasurer.



          A Stock Option Plan was authorized by shareholders at Plan confirmation in November of 1995. The Stock Option Plan contains provisions to grant incentive stock options and non-qualified stock options to purchase an aggregate of 500,000 shares of common stock. Options granted under the Stock Option Plan are granted at prices at least equal to the fair market value of the shares at the date of grant and generally vest over a one- to four-year period.

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


          Information pertaining to stock options outstanding is summarized as follows:



                                             Number        Option Price
                                           of Options        Per Share
                                           -----------     ------------
Balance - February 27, 1993                  699,688       $4.63  - $10.25
  Granted                                    263,000        2.50  -   4.07
  Exercised                                        0
  Cancelled                                 (117,738)       3.50  -  10.25
                                             -------
Balance - February 26, 1994                  844,950        2.50  -  10.25
  Granted                                    781,335         .5625-   1.50
  Exercised                                        0
  Cancelled                                 (844,950)       2.50  -  10.25
                                             -------
Balance - January 28, 1995                   781,335         .5625-   1.50
  Granted                                    432,633        1.00  -   2.75
  Exercised                                  (47,220)        .75  -   1.13
  Cancelled                                 (214,958)        .5625-   1.50
                                             -------

Balance - January 27, 1996                   951,790       $ .5625- $ 2.75
                                             -------
                                             -------
Exercisable - January 27, 1996               318,688
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


          The information set forth in "Executive Officers of the Registrant" found on page 7 of this Form 10-K is incorporated herein by reference in response to the information required by this item.


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 14. (a)(1) FINANCIAL STATEMENTS


     Report of Independent Accountants                                       19
     Consolidated Balance Sheet as of January 27, 1996 and January 28,
      1995                                                                   20
     Consolidated Statement of Operations for the year ended January 27,
      1996, the eleven months ended January 28, 1995 and the year ended
      February 26, 1994                                                      21
     Consolidated Statement of Shareholders' Equity for the year ended
      January 27, 1996, the eleven months ended January 28, 1995 and the
      year ended February 26, 1994                                           22
     Consolidated Statement of Cash Flows for the year ended January 27,
      1996, the eleven months ended January 28, 1995 and the year ended
      February 26, 1994                                                      23
     Notes to Consolidated Financial Statements                              24


ITEM 14. (a)(2)


     Schedule VIII - Valuation and Qualifying Accounts





ITEM 14. (a)(3)  LIST OF EXHIBITS


     2.1       Company's Second Amended Chapter 11 Plan of Reorganization
               dated November 16, 1995. (Incorporated by reference to
               Exhibit 2 to the Company's Form 8-K report dated November 16,
               1995.)
               Exhibit A   Speciman 9.5% Per Annum Promissory Note of the
                           Company Due January 2, 2001. (Incorporated by
                           reference to Exhibit A to Exhibit 2 to the Company's
                           Form 8-K dated October 16, 1995.)
               Exhibit B   Leases to be Assumed. (Incorporated by reference
                           to Exhibit B to Exhibit 2 to the Company's Form
                           8-K report dated November 16, 1995.)
               Exhibit C   1995 Stock Option Plan of the Company.
                           (Incorporated by reference to Exhibit D to
                           Exhibit 2 to the Company's Form 8-K report dated
                           October 16, 1995.)
     2.2       Bankruptcy Court Order Confirming Company's Second Amended
               Chapter 11 Plan of Reorganization. (Incorporated by
               reference to Exhibit 99.1 to the Company's Form 8-K report dated November 16, 1995.)
     2.3       Loan and Security Agreement between LaSalle National Bank
               and the Company dated as of December 4, 1995.
     2.4       $10,000,000 Note of the Company to LaSalle National Bank dated as of December 4, 1995.
     3.1*      Restated Articles of Incorporation of the Company.
     3.3*      Bylaws of the Company.

     4.1       Revolving Credit Agreement as of September 26, 1994 by and
               between Jay Jacobs, Inc. as borrower, and the CIT Group/Business
               Credit, Inc. as lender. (Incorporated by reference to Exhibit
               4.1 to the Company's Form 10-K report for fiscal year ended
               January 28, 1995.)
    10.1*      Lease agreements with Edgar Freed and Bank of California, N.A., co-trustees with respect to downtown Seattle building dated
               April 16, 1965, December 23, 1974 and December 31, 1975 and
               January 25, 1980, as amended.
    10.2*      Distribution Center lease with Pacific Northwest Group A dated
               January 28, 1981, as amended.
    10.3*      Lease Agreement with Cornwall Associates Limited Partnership dated March 5, 1987 with respect to Bellingham, Washington store lease.
    10.7*#     Form of Incentive Stock Option Agreement.
    10.8*@     Nonqualified Stock Option Plan adopted on September 12, 1986.
    10.9*#     Form of Nonqualified Stock Option Agreement.
    10.10*@    Directors' Nonqualified Stock Option Plan adopted on March 27,
               1987.
    10.15*     Buy-Sell Agreement among certain shareholders of the Registrant dated as of March 31, 1987.
    10.18**@   Incentive Stock Option Plan as amended on July 31, 1987.
    10.19***@  Employment Agreement with Celestina Sze dated May 8, 1989.
    10.20***   1989 Restated Profit Sharing Plan and Trust effective as of
               March 1, 1989.
    10.21***   Amendment to Distribution Center lease with Pacific Northwest
               Group A dated August 29, 1988.
    10.22****@ Employee Stock Purchase Plan adopted August 1, 1990.
    10.23**** Amendment to Profit Sharing Plan and Trust dated
               February 4, 1991.
    10.24****  Asset Purchase Agreement between The United States Shoe
               Corporation and Jay Jacobs, Inc. dated April 11, 1991.
    10.25#@    Amended and Restated Directors' Nonqualified Stock Option Plan
               dated September 12, 1991.
    10.26#     Transition Agreement and Amendment to Jay Jacobs, Inc. 1989
               Restated Profit Sharing Plan and Trust dated March 16, 1992.
    10.27##    Business Loan Agreement with Seattle-First National Bank dated
               April 20, 1993.
    10.28##    Business Loan Agreement with Seattle-First National Bank dated
               December 22, 1993.
    10.29##@  Settlement Agreement with Douglas Swerland dated January 7, 1994.
    10.30##    Business Loan Agreement with Seattle-First National Bank dated
               February 1, 1994.
    10.31##    Agreement with Financo, Inc. dated May 31, 1994.
    10.32###   Hilco.
    10.33####@ Amended and Restated Nonqualified Stock Option Plan dated as of April 16, 1992.
    10.34      Specimen 9.5% Per Annum Promissory Note of the Company Due
               January 2, 2001. (Incorporated by reference to Exhibit A to
               Exhibit 2 to the Company's Form 8-K report dated October 16,
               1995.)

    10.35@     1995 Stock Option Plan of the Company. (Incorporated by
               reference  to Exhibit D to Exhibit 2 to the Company's Form 8-K
               report dated October 16, 1995.)
    10.36@     Employment Agreement between Rex Loren Steffey and the Company effective as of July 1, 1995. (Incorporated by reference to
               Exhibit B-1 to the Company's Form 8-K report dated October 16,
               1995.)
    10.37@     Employment Agreement between William L. Lawrence, Jr., and the
               Company effective as of July 1, 1995. (Incorporated by
               reference to Exhibit B-2 to Exhibit 99.5 to the Company's
               Form 8-K report dated October 16, 1995.)
    10.38@     Form of Stock Option Agreement for the 1994 Corporate Office
               Key Employee Retention Plan. (Incorporated by reference to
               Exhibit 4.1 to the Company's Form S-8 Registration Statement
               on Form S-8 under the Securities Act of 1933 (Registration
               No. 33-95244) effective August 4, 1995.)
    10.39@     The Jay Jacobs Executive Stock Option Agreement dated as of
               September 2, 1994, as amended. (Incorporated by reference to
               Exhibit 4.2 to the Company's Form S-8 Registration Statement
               on Form S-8 under the Securities Act of 1933 (Registration
               No. 33-95244) effective August 4, 1995.)
    10.40@     The Rex Loren Steffey Executive Stock Option Agreement dated as of September 9, 1994, as amended. (Incorporated by reference to Exhibit 4.4 to the Company's Form S-8 Registration Statement
               on Form S-8 under the Securities Act of 1933 (Registration
               No. 33-95244) effective August 4, 1995.)
    10.41@     The Rex Loren Steffey Restricted Stock Agreement dated as of
               September 9, 1994, as amended. (Incorporated by reference to
               Exhibit 4.5 to the Company's Form S-8 Registration Statement
               on Form S-8 under the Securities Act of 1933 (Registration
               No. 33-95244) effective August 4, 1995.)
    10.42@     The Rex Loren Steffey Executive Stock Option Agreement dated as of October 20, 1994, as amended. (Incorporated by reference to Exhibit 4.6 to the Company's Form S-8 Registration
               Statement on Form S-8 under the Securities Act of 1933
               (Registration No. 33-95244) effective August 4, 1995.)
    10.43@     The William L. Lawrence, Jr. Management Option Agreement dated as of January 30, 1995. (Incorporated by reference to Exhibit
               4.11 to the Company's Form S-8 Registration Statement on Form
               S-8 under the Securities Act of 1933 (Registration No. 33-95244)
               effective August 4, 1995.)
    10.44@     The William L. Lawrence, Jr. Management Option Agreement dated as of January 30, 1995. (Incorporated by reference to Exhibit
               4.12 to the Company's Form S-8 Registration Statement on Form
               S-8 under the Securities Act of 1933 (Registration No. 33-95244)
               effective August 4, 1995.)
    21         Schedule of Subsidiaries.
    23         Consent of Price Waterhouse LLP.
    27         Financial Data Schedule.

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

ITEM 14. (b) REPORTS ON FORM 8-K



          Form 8-K dated October 16, 1995, reporting under Item 5 the
Bankruptcy Court's approval, pursuant to Section 1125 of the Bankruptcy Code, of the Company's Disclosure Statement for solicitation of the Company's creditors and shareholders to approve the First Amended Plan.



          Form 8-K dated November 16, 1995, reporting under Item 3 the Bankruptcy Court's confirmation of the Plan and post-confirmation approval of the LaSalle Facility. The Form 8-K incorporated by reference the consolidated balance sheet contained in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 1995.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25, 1996.


                                        Jay Jacobs, Inc.



                                        By: /s/ Rex Loren Steffey
                                           -------------------------------------
                                           Rex Loren Steffey
                                           President and Chief Executive Officer
                                           and Director (Principal Executive
                                           Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                         Title                           Date


/s/ Jay Jacobs
- ----------------------------
Jay Jacobs                    Chairman of the Board              April 25, 1996
                              and Director



/s/ Rex Loren Steffey
- ----------------------------
Rex Loren Steffey             President, Chief Executive         April 25, 1996
                              Officer and Director



/s/ William L. Lawrence, Jr.
- ----------------------------
William L. Lawrence, Jr.      Senior  Vice President, Chief      April 25, 1996
                              Financial Officer and Treasurer
                              (Principal Financial and
                              Accounting Officer)



/s/Sam Rubinstein
- ----------------------------
Sam Rubinstein                Director                           April 25, 1996



/s/ David J. Taylor
- ----------------------------
David J. Taylor               Director                           April 25, 1996



/s/ Shelley Swerland
- -------------------------
Shelley Swerland              Director                           April 25, 1996



/s/ Gilbert Scherer
- -------------------------
Gilbert Scherer               Director                           April 25, 1996

                      JAY JACOBS, INC. AND SUBSIDIARIES

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                          Additions
                                         -----------
                                           Charged
                            Balance      to deferred                     Balance
                            Beg. of          tax                         End of
Description                 period         expense        Deductions     period
- -----------                 ------         -------        ----------     ------
Deferred tax valuation
 allowance:

            1996            $9,746         $  918           $  --         $10,664
                            ------         ------           -------       -------
                            ------         ------           -------       -------

            1995            $4,985         $4,761           $  --         $ 9,746
                            ------         ------           -------       -------
                            ------         ------           -------       -------

            1994            $ --           $4,985           $  --         $ 4,985
                            ------         ------           -------       -------
                            ------         ------           -------       -------

                                EXHIBIT INDEX

ITEM        DESCRIPTION
- ----        -----------

2.3 Loan and Security Agreement between LaSalle National Bank and the Company dated as of December 4, 1995.

2.4 $10,000,000 Note of the Company to LaSalle National Bank dated as of December 4, 1995.

21          Schedule of Subsidiaries.

23          Consent of Price Waterhouse LLP.

27          Financial Data Schedule.