Form 10-K/A
period 1996-01-27
JACOBS JAY INC
filed 1996-05-28
CIK 812127

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


                                 Amendment No. 2


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

          The current executive officers of the Company are as follows:

             Name                         Age         Position
             -----------------------    -------    ----------------------------
             Jay Jacobs                    83       Chairman of the Board

             Rex Loren Steffey             46       President and Chief
                                                     Executive Officer

             William L. Lawrence, Jr.      45       Senior Vice President,
                                                     Chief Financial
                                                     Officer and Treasurer

          Jay Jacobs is the founder of the Company and has been a director since its inception. Mr. Jacobs was the Company's President until 1978, at which time he became Chairman of the Board. Mr. Jacobs served as Interim President and Chief Executive Officer of the Company from July through September 1994. Mr. Jacobs is the father of Shelley Swerland and the brother-in-law of Sam Rubinstein.

          Rex Loren Steffey was named President and Chief Executive Officer of the Company in September 1994 and became a director in September 1994. From August 1993 to August 1994 he was President and Chief Operating Officer of Paul Harris Stores, Inc. ("Paul Harris Stores"). From March
1993 to August 1993, Mr. Steffey was Senior Vice President of Operations at Paul Harris Stores. From June 1991 to March 1993, Mr. Steffey was Vice President of Merchandise Planning at Paul Harris Stores. Paul Harris Stores, Inc. filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in February 1991 and emerged successfully therefrom in September 1992. See "Employment Contracts".

          William L. Lawrence, Jr. was named Senior Vice President and Chief Financial Officer of the Company in January 1995. He was appointed a director on August 4, 1995. Prior to joining the Company Mr. Lawrence was Senior Vice President, Chief Financial Officer for Paul Harris Stores from March 1994 to January 1995. From March 1993 to March 1994 Mr. Lawrence was Senior Vice President - Finance. Mr. Lawrence also served as Vice President - Controller, Corporate Secretary and Assistant Treasurer from 1990 through 1993. Paul Harris Stores filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in February 1991 and emerged successfully therefrom in September 1992. See "Employment Contracts".

CURRENT DIRECTORS

                                                       Director
           Name                         Age              Since
           ----                         ----           ---------

           Jay Jacobs                    83              1959

           Rex Loren Steffey             46              1994

           William L. Lawrence, Jr.      45              1995

           Sam Rubinstein                79              1994

           David J. Taylor               45              1994

           Shelley Swerland              52              1995

           Gilbert Scherer               45              1995

          Set forth below is certain information concerning those persons serving on the Board of Directors that are not otherwise serving as executive officers of the Company.

          Sam Rubinstein was appointed as a director in June 1994. Since
1987, Mr. Rubinstein has served on a variety of corporate and charitable boards. Mr. Rubinstein was Chairman and Chief Executive Officer of Bonanza Stores, and Chairman and Chief Executive Officer of Whitney Fidalgo Seafoods, Inc. and Farwest Fisheries, Inc., both of which are fish processing firms. He currently serves on the Board of Directors of Seattle FilmWorks, Inc., a film processing company. Mr. Rubinstein is the brother-in-law of Mr. Jacobs and the uncle of Shelley Swerland.

          David J. Taylor was appointed as a director in June 1994. Mr.
Taylor is the co-owner of the Boxmaker, Inc., which manufactures and sells corrugated shipping containers. In addition, he is President of Frederick's Fine Chocolates, which manufactures chocolate candy. Previously, he was Chief Operating Officer for Frederick and Nelson, a Pacific Northwest department store chain, from August 1990 through June 1993.

          Shelley Swerland was appointed as a director in August 1995. She is the daughter of Jay Jacobs and the niece of Sam Rubinstein. She is the co-founder of Swerland Apparel Ventures, dba SAVI, an off-price apparel superstore. Previously, Ms. Swerland worked for Joseph Magnin, an apparel specialty retailer in San Francisco, participating in its executive training program for sales and buying. Prior to July 1994, she worked for the Company in various capacities in sales, store management, and as Director of Human Resources.

          Gilbert Scherer was appointed as a director in August 1995. He is Chairman and Chief Executive Officer of American Passage Corporation, a niche marketing and media services firm. He is also Chairman of CVP, Inc. a mailorder consumer products venture. Previously, he founded and served as Chairman and Chief Executive Officer of Seattle FilmWorks, Inc., a publicly traded mailorder photo finishing operation.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

          Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that certain of the Company's officers and directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("Section 16 insiders") file certain reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Section 16 insiders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

          Based solely on its review of the copies of such forms received by the Company, and on written representations by the Company's officers and directors regarding compliance with the filing requirements, the Company believes that in fiscal year 1996 all such forms were filed on a timely basis except as follows: two Form 4 reports each on a single transaction by Jay Jacobs; an initial report on Form 3 by Rex Loren Steffey reporting no transactions or holdings and one Form 4 report on a single transaction; one Form 4 report by William L. Lawrence, Jr., on a single transaction; and an amendment by Gilbert Scherer reflecting securities held but inadvertently omitted from his original initial report on Form 3.

ITEM 11. EXECUTIVE COMPENSATION

          The following table shows the compensation for services rendered during the fiscal years 1996, 1995 and 1994 for each person that served as the Chief Executive Officer of the Company during fiscal year 1995 and all other executive officers of the Company whose salary and bonus exceeded $100,000 during fiscal year 1996 (the "Named Executive Officers").

                   SUMMARY COMPENSATION TABLE



                                                                                   Long-Term Compensation
                                                                                 -------------------------------
                                                            Annual               Restricted
                                                         Compensation              Stock        Securities
                                                         ------------
Name and Principal                      Fiscal       Salary         Bonus          Awards    Underlying Options
 Position                                Year         ($)            ($)            ($)              (#)
- ------------------------                -------      -------        -----          -------   -------------------
Jay Jacobs                               1996        201,927           -              -              -
 Chairman of the Board                   1995        252,621           -              -           100,000
                                         1994        440,000           -              -              -

Rex Loren Steffey                        1996        252,197      150,000(1)          -              -
 President and CEO                       1995         66,923           -          56,250(2)       200,000
                                         1994           -              -              -              -

William L. Lawrence, Jr.                 1996        169,629       50,000(3)          -          90,000(4)
 Senior Vice President                   1995           -              -              -              -
 and CFO                                 1994           -              -              -              -

Doris Williams (5)                       1996        124,558           -              -              -
 Executive Vice President                1995        113,856           -              -           120,144
 and Secretary                           1994        120,180           -              -              -

(1) Paid pursuant to an Employment Agreement between Mr. Steffey and the Company effective July 1, 1995. See "Employment Contracts."

(2) During fiscal year 1995, Mr. Steffey was granted 100,000 shares of restricted stock, subject to approval of the Bankruptcy Court, which was given on May 17, 1995. One-third of the restricted stock vested upon confirmation of the Plan on November 16, 1995 (the "Date of Confirmation"), and one-third will vest on each of the first and second anniversaries of the Confirmation Date. Unvested restricted shares will be forfeited to the Company if Mr. Steffey ceases to be a full-time employee for any reason. In the event of the death or disability of Mr. Jacobs, the restricted shares shall become fully vested and all transfer restrictions removed. As of January 27, 1996, Mr. Steffey owned an aggregate of 93,000 restricted shares valued at $145,080 based upon the closing price of the Company's common stock on January 26, 1996.

(3) Paid pursuant to an Employment Agreement between Mr. Lawrence and the Company effective July 1, 1995. See "Employment Contracts".

(4) For details regarding the options granted to Mr. Lawrence, see "Option Grants in Last Fiscal Year".

(5) Doris Williams retains the title of Executive Vice President and Secretary but no longer performs policy making functions for the Company.

         The following table sets forth certain information regarding options granted during fiscal year 1996 to the Named Executive Officers of the Company.


                     OPTION GRANTS IN LAST FISCAL YEAR

                        Individual Grants                         Potential Realizable
                    -------------------------------------------
                                 % of Total                       Assumed Annual Rates
                      Number of  Options                              of Stock Price
                    Securities   Granted to                         Appreciation for
                    Underlying   Employees    Exer.                  Option Term (1)
                      Options    in Fiscal    Price    Expiration   5% ($)     10% ($)
Name                 Granted(#)     Year     ($/Sh.)      Date
- ----                 ----------  ----------  --------  ---------    ------     --------
Jay Jacobs               -           -          -         -           -           -

Rex Loren Steffey        -           -          -         -           -           -

Wm. Lawrence, Jr.      45,000       10.4     1.125(2)  1/29/2005   $31,800      80,700
  (2)                  45,000       10.4     2.75(3)   1/29/2005   $77,800     197,200

Doris Williams           -           -          -         -           -           -

(1) Potential realizable value is based on the assumption that the stock price of the common stock appreciated at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price performance.

(2) Options to acquire 45,000 shares, granted subject to approval by the Bankruptcy Court and approved on May 17, 1995. Options to acquire 15,000 shares vested and became exercisable on the Confirmation Date, and options to acquire an additional 15,000 vest and become exercisable upon continuous full-time employment on each of the first and second anniversaries of the Confirmation Date. The exercise price was the closing price on January 30, 1995, the date of grant. Options granted at least six months prior to any merger, consolidation, reorganization, sale of substantially all assets or any similar transaction, automatically accelerate and become immediately exercisable upon occurrence of such event.

(3) Options to acquire 45,000 shares, granted subject to approval by the Bankruptcy Court and approved on May 17, 1995. The exercise price was the closing price on the Date of Confirmation. Options to acquire 15,000 shares vest and became exercisable upon continuous full-time employment on each of the first, second and third anniversaries of the Confirmation Date, with acceleration provisions the same as those set forth in footnote (2).

          The following table sets forth certain information regarding options exercised by Named Executive Officers during fiscal year 1996 as well as certain information regarding options held by such individuals as of January 27, 1996.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                        AND FISCAL YEAR-END OPTION VALUES

                                                      Number           Value of
                                                 of Securities       Unexercised
                                                   Underlying          In-the-Money
                                                Options at Fiscal       Options at
                       Shares         Value         Year End (#)        F/Y/E ($)(1)
                                                  ---------------     --------------
                     Acquired on     Realized       Exercisable/        Exercisable/
Name                 Exercise(#)       ($)        Unexercisable        Unexercisable
- ------------------   -----------     ---------  -----------------     ---------------
Jay Jacobs               -               -        100,000/  0          156,250/ 0

Rex Loren Steffey        -               -         33,333/166,667       52,083/260,417

Wm. Lawrence, Jr.      6,000         $ 9,700        9,000/ 75,000       14,063/117,188

Doris Williams           -               -         48,477/ 71,667       75,745/111,980

(1) Calculation based on the closing price of the Company's common stock on January 27, 1996 ($1.5625), less the exercise price, multiplied by the number of in-the-money options held. There is no guarantee that if and when these options are exercised they will have this value.

                              EMPLOYMENT CONTRACTS

          The Company signed an employment agreement with Rex Loren Steffey, President and Chief Executive Officer of the Company, effective July 1, 1995. The contract provides for (a) a base salary starting at $325,000 per year through January 27, 1996 (prorated), increasing to $350,000 for the next fiscal year, ultimately increasing to $375,000 in the sixth and final year of the contract ending in the Company's fiscal year 2001, (b) cash incentive compensation payments of (i) $150,000 upon confirmation of the Company's Plan of Reorganization, and (ii) additional amounts based on pretax profit percentages from 10% (fourth quarter, first year, fiscal year 1996) to 5% (final year, fiscal year 2001), and (c) the grant of options on February 1, 1996 and 1997 to acquire an aggregate of 100,000 additional shares of the Company common stock.

          The contract allows the Company to terminate Mr. Steffey's employment with cause at any time without payment of any additional salary beyond that earned to date. The contract also allows the Company to terminate Mr. Steffey's employment without cause at any time, in which event Mr. Steffey is entitled to receive (a) payment of 50% of his base salary through fiscal year 2001, with a maximum payment of twelve months base pay, and (b) a one-time payment equal to the pro rata cash incentive payment for the year of termination. To the extent Mr. Steffey is terminated without cause at a time when Mr. Jacobs does not hold the title of Chairman, in addition to the pro rata incentive payment described in the preceding sentence, Mr. Steffey will be entitled to receive 50 % of his base salary through fiscal year 2001.


          The Company signed an employment agreement with William L. Lawrence, Jr., Senior Vice President and Chief Financial Officer, effective July 1, 1995. The contract calls for (a) a base salary starting at $185,000 per year through January 27, 1996 (prorated), increasing to $200,000 per year for the next fiscal year, ultimately increasing to $225,000 in the sixth and final year of the contract ending in the Company's fiscal year 2001, (b) cash incentive compensation payments of (i) $50,000 upon confirmation of the Plan, and (ii) additional amounts based on pretax profit percentages from 3% (fourth quarter, first year, fiscal year 1996) to 2% (final year, fiscal year 2001), and (c) the grant of options in February 1, 1996 and 1997 to acquire an aggregate of 40,000 additional shares of Company Common Stock.

          The contract allows the Company to terminate Mr. Lawrence's employment with cause at any time without payment of any additional salary beyond that earned to date. The contract also allows the Company to terminate Mr. Lawrence's employment without cause at any time, in which event Mr. Lawrence is entitled to receive (a) payment of 50 % of his base salary for the remainder of the contract term through fiscal year 2001, with a maximum payment of 12 months base pay, and
(b) a one-time payment equal to the pro rata cash incentive payment for the year of termination.

          The actual amount of the percentage of pretax profits payable under the employment contracts for the fourth quarter of fiscal year 1996 was capped at $150,000 under Mr. Steffey's contract and $50,000 under Mr. Lawrence's contract. Further, the Second Amended Plan of Reorganization provides that in the event of a default in payment to the class of general, nonpriority unsecured creditors, the cash incentive compensation payments to Mssrs. Steffey and Lawrence shall be subordinate to the payments due to such unsecured creditors under the Plan. In addition, the contracts provide that Mr. Jacobs shall nominate and recommend Mr. Steffey and Mr. Lawrence for board seats during the term of their respective contracts.

DIRECTORS' FEES

          In fiscal 1996, directors that were not employees of the Company were granted stock options and were paid an annual retainer of $5,000 plus $500 for each Board of Directors meeting attended and $500 for each Committee meeting chaired. Each director who is not an employee of the Company is automatically granted an option to purchase 4,000 shares of the Company's stock upon election to the Board of Directors and 4,000 shares upon each three-year anniversary thereafter. The option price is determined based on the fair market value at the date granted. The options vest over three years and expire ten years from the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDE INFORMATION

         None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information, as of May 21, 1996, with respect to all shareholders known by the Company to be beneficial owners of more than five percent of its outstanding common stock. It also shows beneficial ownership for (i) each director, (ii) each of the Named Executive Officers and
(iii) the current executive officers and directors as a group.


                                                  Amount and
                                                   Nature
                                                of Beneficial          Percent
Name and Address                                  Ownership           of Class
- ----------------                                --------------        --------
Jay Jacobs,                                       3,462,025             55.3
 as trustee of the Rose Jacobs
 Testamentary Trust
 1530 Fifth Avenue
 Seattle, WA 98101-1677

David L. Babson & Co., Inc. (1)                     482,400              7.7
 One Memorial Drive
 Cambridge, MA 02142-1300

Jay Jacobs (2)                                      350,964              5.6
 1530 Fifth Avenue
 Seattle, WA 98101-1677

Rex Loren Steffey (4)                               129,833              2.1

Shelley Swerland (3)                                 75,750              1.2

Gilbert Scherer (3)                                  11,000               *

William L. Lawrence, Jr. (6)                          9,000               *

David J. Taylor (5)                                   3,000               *

Doris Williams (7)                                   48,477               *

Sam Rubinstein (5)                                    2,000               *

All current executive officers                    4,094,068              65.4
 directors as a group
 (8 persons)

- ----------------

* Less than 1%.

(1) The information is based upon a Schedule 13G filed with the Commission by David L. Babson & Co., Inc. ("Babson"), a registered investment advisor dated February 15, 1996. According to Schedule 13G, Babson claims (i) sole voting power within respect to 401,700 shares, (ii) shared voting power with respect to 80,700 shares and (iii) sole dispositive power with respect to 482,400 shares.

(2) Includes 2,300 shares held by Mr. Jacobs' wife. Includes options to acquire 100,000 shares, which are exercisable within 60 days.

(3) Includes options to acquire 1,000 shares which, by their terms, are exercisable within 60 days.

(4) Includes options to acquire 33,333 shares, which are exercisable within 60 days.

(5) Includes options to acquire 2,000 shares which, by their terms, are exercisable within 60 days.

(6) Includes options to acquire 9,000 shares which, by their terms, are exercisable within 60 days.

(7) Includes options to acquire 48,477 shares which, by their terms, are exercisable within 60 days.


          Jay Jacobs is trustee of a trust for the benefit of his two daughters, Shelley Swerland and Judy Freidt. Under his revocable power of appointment, Mr. Jacobs has designated Ms. Swerland, Ms. Freidt and Mr. Jacobs's wife as cotrustees upon his death.

          In March 1987 the Jacobs family shareholders of the Company entered into a Shareholder Agreement. The parties to the Shareholder Agreement may transfer shares of common stock only within the volume and other restrictions of Rule 144 under the Securities Act of 1033, except Rule 144(k). Proposed transfers of common stock in excess of Rule 144 volume limitations (other than by gift, bequest or devise to family members) are subject to a right of first refusal on the part of the Company and other parties to the Shareholder Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company leased a store in Bellingham, Washington from a limited partnership, the general partner of which are Mr. Jacobs' grandchildren. The lease originally provided for rent of $5,000 per month but was renegotiated in June 1994 to require payments of only $1,000 per month. The lease was rejected by the Company as of June 1, 1994, with approval of the Bankruptcy Court. The Company leased the facilities for storage through July 31, 1995. Rental payments under the lease amounted to $5,000 during the year ended January 27, 1996. The Company believes that the terms of the lease, as originally negotiated and as enforced until termination were as favorable as terms that could have been obtained from unaffiliated parties.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 24, 1996.

                                   Jay Jacobs, Inc.


                                    By: /s/ Rex Loren Steffey
                                        ---------------------------------
                                        Rex Loren Steffey
                                        President and Chief Executive
                                        Officer and Director (Principal
                                        Executive Officer)

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


ITEM 14. (a)(2)


     Schedule VIII - Valuation and Qualifying Accounts





ITEM 14. (a)(3)  LIST OF EXHIBITS


     2.1       Company's Second Amended Chapter 11 Plan of Reorganization
               dated November 16, 1995. (Incorporated by reference to
               Exhibit 2 to the Company's Form 8-K report dated November 16,
               1995.)
               Exhibit A   Speciman 9.5% Per Annum Promissory Note of the
                           Company Due January 2, 2001. (Incorporated by
                           reference to Exhibit A to Exhibit 2 to the Company's
                           Form 8-K dated October 16, 1995.)
               Exhibit B   Leases to be Assumed. (Incorporated by reference
                           to Exhibit B to Exhibit 2 to the Company's Form
                           8-K report dated November 16, 1995.)
               Exhibit C   1995 Stock Option Plan of the Company.
                           (Incorporated by reference to Exhibit D to
                           Exhibit 2 to the Company's Form 8-K report dated
                           October 16, 1995.)
     2.2       Bankruptcy Court Order Confirming Company's Second Amended
               Chapter 11 Plan of Reorganization. (Incorporated by
               reference to Exhibit 99.1 to the Company's Form 8-K report dated November 16, 1995.)
     2.3+      Loan and Security Agreement between LaSalle National Bank
               and the Company dated as of December 4, 1995.
     2.4+      $10,000,000 Note of the Company to LaSalle National Bank dated as of December 4, 1995.
     3.1*      Restated Articles of Incorporation of the Company.
     3.3*      Bylaws of the Company.

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


     ###Incorporated by reference (utilizing the same exhibit numbers) to the Company's Form 10-K/A, Amendment No.1 for the fiscal year ended January 27, 1996.


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

                                EXHIBIT INDEX

ITEM        DESCRIPTION
- ----        -----------




21          Schedule of Subsidiaries.

23          Consent of Price Waterhouse LLP.

27          Financial Data Schedule.