Form 10-Q
period 1996-04-27
JACOBS JAY INC
filed 1996-06-11
CIK 812127

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q
(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended April 27, 1996

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
Yes  X     No
    ---       ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 27, 1996

                      (Common Stock, 6,059,736 shares.)


                              Page 1 of 10 pages

                          PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      JAY JACOBS, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheet
                        (Dollar amounts in thousands)
                                 (Unaudited)


                                                  April 27,     January 27,
ASSETS                                               1996          1996
                                                  ---------     ----------
Current assets:
  Cash and cash equivalents                        $    21       $   705
  Accounts receivable                                  609           442
  Inventories                                        9,537         7,323
  Prepaid expenses                                     339           219
                                                   -------       -------
    Total current assets                            10,506         8,689
                                                   -------       -------

Property and equipment, net                          5,910         5,558
                                                   -------       -------
                                                   $16,416       $14,247
                                                   -------       -------
                                                   -------       -------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $ 4,424       $ 1,401
  Accrued payroll                                      230           529
  Accrued reorganization expenses                    2,100         3,188
  Other accrued expenses                               869           550
    Short Term Bank Debt                             4,089             0
                                                   -------       -------
    Total current liabilities                       11,712         5,668
                                                   -------       -------
Deferred rental credits                                806           995
                                                   -------       -------
Accrued reorganization expenses                      2,355         4,249
                                                   -------       -------
Shareholders' equity:
  Preferred stock:
    Authorized - 5,000,000 shares; Issued and
      outstanding - none                                -             -
  Common stock:
    Authorized - 20,000,000 shares; Issued and
      outstanding - 6,060,000 and 6,054,000
      shares                                        12,926        12,920
  Retained earnings                                (11,383)       (9,585)
                                                   -------       -------
                                                     1,543         3,335
                                                   -------       -------
                                                   $16,416       $14,247
                                                   -------       -------
                                                   -------       -------

                       PART I.  FINANCIAL INFORMATION

                      JAY JACOBS, INC. AND SUBSIDIARIES

                    Consolidated Statement of Operations
                  (In thousands, except per share amounts)
                                 (Unaudited)


                                                       Three months ended
                                                      April 27    April 29
                                                      --------    --------
                                                        1996        1995
                                                      --------    --------
Net sales                                             $13,824     $17,105
                                                      -------     -------
Operating costs and expenses:
  Cost of sales, buying and
    occupancy costs                                    11,046      13,946
  Selling, general and
    administrative expenses                             4,509       5,182
  Interest and other income, net                           66         (35)
                                                      -------     -------
    Net operating expenses                             15,621      19,093
                                                      -------     -------

Income (loss) before reorganization
  items and income taxes                               (1,797)     (1,988)

Reorganization items                                       -            -
Income tax provision (benefit)                             -            -
                                                      -------     -------

Net income (loss)                                     $(1,797)    $(1,988)
                                                      -------     -------
                                                      -------     -------

Earnings (loss) per share                              $(0.30)     $(0.34)
                                                      -------     -------
                                                      -------     -------

Weighted average number of
  shares outstanding                                    6,058       5,907
                                                      -------     -------

                       PART I.  FINANCIAL INFORMATION

                      JAY JACOBS, INC. AND SUBSIDIARIES

                    Consolidated Statement of Cash Flows
                               (In thousands)
                                 (Unaudited)



                                                      Three months ended
                                                     April 27    April 29
                                                     -------------------
                                                       1996        1995
                                                      -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $(1,797)    $(1,988)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                        311         367
    Change in deferred rents                            (189)        (90)
    Change in assets and liabilities:
      Accounts receivable                               (167)       (127)
      Refundable income taxes                             -            -
      Inventories                                     (2,214)     (2,684)
      Prepaid expenses and other                        (120)       (176)
      Accounts payable                                 3,022       2,477
      Accrued payroll                                    319        (431)
      Other accrued expenses                            (299)         81
      Obligations subject to compromise               (2,982)       (519)
                                                      -------     -------
                                                      (4,116)     (3,090)
                                                      -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in property and equipment                  (663)        (56)
                                                      -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing from line of credit                      4,089           -
Proceeds from options exercised                            6           -
                                                      ------
                                                       4,095           -
                                                      -------

Net change in cash and cash equivalents                 (684)     (3,146)
Cash and cash equivalents - beginning of period          705       8,745
                                                      -------     -------
Cash and cash equivalents - end of period            $    21     $ 5,599
                                                      -------     -------
                                                      -------     -------

                      JAY JACOBS, INC. AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements

Note 1. Financial Presentation:

       The attached unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information not misleading and that the information furnished reflects all material adjustments which are, in the opinion of management, necessary to present fairly its results for the interim periods reported and that all such adjustments are of normal recurring nature. The consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 26, 1996, as amended by Form 10-K/A on April 29, 1996 and May 28, 1996.

Note 2. Earnings (Loss) Per Share

       Earnings (loss) per share is based on the weighted average number of shares outstanding during the quarter as adjusted to take into account the effect of outstanding options to purchase common stock unless the effect of including such options is anti-dilutive. The effect of the outstanding options is computed using the treasury stock method. The weighted average number of shares and equivalents outstanding were 6,058,000 and 5,907,000 for the periods ended April 27, 1996 and April 29, 1995, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      GENERAL

       All references herein to fiscal 1996, 1995 and 1994 relate to the twelve months ended January 27, 1996, the eleven months ended January 28, 1995 and the twelve months ended February 26, 1994. References to first quarter 1997 and 1996 relate to the three months ended April 27, 1996 and April 29, 1995, respectively. The Company made the decision, during fiscal 1995, to change its fiscal year to end on the last Saturday in January, as opposed to the last Saturday in February. This change was made to align the Company's fiscal calendar to the seasonal patterns that it experiences, as well as to enhance comparability of its fiscal quarter and year end results with similar retail companies in its industry segment.

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

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales:

                                              Percentage of net sales
                                              Three months ended April
                                              ------------------------
                                                  1996       1995
                                                -------     -------
Net sales                                        100.0%     100.0%
Cost of sales, buying and
 occupancy costs                                  79.9       81.5
Selling, general and
  administrative expenses                         32.6       30.3
Interest expense (income)                          0.5       (0.2)
                                                -------     -------
  Net loss                                       (13.0)%    (11.6)%
                                                -------     -------
                                                -------     -------

QUARTER ENDED APRIL 27, 1996 COMPARED TO QUARTER ENDED APRIL 29, 1995

        Net sales decreased by $3.3 million, or 19%, in the quarter ended April 27, 1996 as compared to the same period in 1995. This decrease was primarily due to store closures and a decline in comparable store sales of 6%. During the first quarter the Company opened 10 stores, closed 8 stores and converted 5 locations to new formats. The Company operated 138 stores at the end of the first quarter 1997. The Company operated 38 fewer stores at the beginning of the first quarter of 1997 (136) than it did at the beginning of the first quarter of 1996 (174). Comparable store sales declined as a result of a generally soft demand for apparel merchandise during the first quarter, particularly during the month of April when comparable store sales declined by 11%.

        Cost of sales, buying and occupancy costs decreased as a percentage of sales by 1.6%. This was primarily due to lower cost of goods sold and lower occupancy costs as a percentage of sales.

         Selling, general and administrative expenses increased as a percentage of sales by 2.3%, primarily as a result of the comparable store sales decline during the quarter, which resulted in lower sales over which to leverage expenses.

        Interest expense as a percent of sales was 0.5% in the first quarter of fiscal 1997 compared to interest income of 0.2% of sales in the first quarter of 1996. This was a result of the decline in cash and increase in short term borrowing during the quarter.

         The Company incurred a loss of $1.8 million during the first quarter of 1997 ($0.30 per share) down from $2.0 million in the first quarter of 1996 ($0.34 per share). The loss can be attributed to the decrease in comparable store sales.

LIQUIDITY AND CAPITAL RESOURCES

    THE LASALLE FACILITY

        On November 20, 1995, the Bankruptcy Court approved a financing agreement on a revolving credit basis between the Company and LaSalle National Bank ("LaSalle"). The LaSalle Facility provides for borrowing and letters of credit, the aggregate of which cannot exceed the lower of $10 million or a computed borrowing base based on 50% of inventory and outstanding letters of credit. Letters of credit are limited to a maximum of $5 million. A first and only lien is granted to LaSalle on all Company assets (excluding capitalized leases and excluding permitted liens up to $400,000). The Company must maintain a scheduled minimum tangible net worth and may not declare or pay dividends or other distributions on account of any equity interest in the Company until payment or satisfaction in full of liabilities under the LaSalle Facility and termination of the financing agreement. Interest is charged at LaSalle's announced prime rate. The Company is charged an annual fee of 1% of the aggregate loan limit, normal audit fees, and a letter of credit fee of 1.25% per annum on the aggregate undrawn face amount of letters of credit outstanding. The agreement has a three-year term and was signed on December 4, 1995.

      As of the end of the first quarter of 1997 the Company had $4,089,000 of direct borrowing and $758,452 of outstanding letters of credit.

GENERAL

      The Company's principal needs for liquidity are to finance the purchase of merchandise inventories, fund its operations and make payments under its Plan of Reorganization.

         Net cash used for operations for the first quarter 1997 and 1996 was $4.1 and $3.1 million, respectively. The use of cash during the first quarter of 1997 resulted primarily from operating losses during the quarter and payments made under the Plan of Reorganization.

         Payments under the Plan of Reorganization of $2,289,000 were made for Allowed Claims in late January 1996, subsequent to fiscal year end. Additional payments were made for Allowed Priority Tax Claims, disputed claims that were subsequently settled and other costs associated with the Plan of Reorganization in the aggregate amount of $693,000.

        Property and equipment expenditures were $663,000 and $56,000 respectively. The expenditures during the first quarter of 1997 were a result of opening 10 stores and converting 5 stores to new formats. Future expenditures on property and equipment will be limited to available working capital.

         The Company had a working capital deficit of $1,206,000 at April 27, 1996 compared to a working capital of $11,500,000 at April 29, 1995. The working capital declined $12,706,000 primarily due to the loss incurred during the first quarter, payments made under the Plan of Reorganization and acquisition of fixed assets.

         The second payment to the Unsecured Creditors is payable in January 1997. The amount of the payment is dependent upon the election made by each unsecured creditor on July 15, 1996. If all Unsecured Creditors elected the Note Option, the amount payable would be $1,255,000. If all Unsecured Creditors elected the cash option, the amount payable would be $2,510,000. During the fiscal year ending February 1, 1997, the Company will be obligated to pay approximately $240,000 to Allowed Priority Tax Claims.

         At  April  27,  1996  the  Company  had   $21,000  in cash and cash
equivalents. The Company had approximately $263,000 of potential liquidity under terms of its LaSalle Facility based on its borrowing base formula.
The amounts of capital resources combined with cash flow from operations reflect a significantly declined position from year end. Subsequent to the end of the first quarter 1997, the Company has experienced a reduction in inventory flow, as a result of reduced capital available under the LaSalle Facility. The Company is currently pursuing outside capital resources to improve its working capital position.

         On a going forward basis, the Company's liquidity is dependent on a combination of cash flow from operations and management's ability to secure additional financing. There can be no assurance that commercial or corporate finance will be available, or if available, on terms acceptable to the Company. If sufficient working capital cannot be secured in a timely fashion or results of operations do not improve, the Company may not be able to pay its obligations in a timely manner.

                         PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS


Item 2.  CHANGES IN RIGHTS OF SECURITY HOLDERS

     None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

     None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Item 5.  OTHER INFORMATION

         By letter dated May 31, 1996, Nasdaq officially notified the Company of its determination to de-list the Company's shares of common stock from the Nasdaq National Market effective June 10, 1996. This was a result of the Company's failure to meet certain requirements for continued listing on the Nasdaq National Market relating to net tangible assets. On June 7, 1996, the Company filed notice requesting an appeal, pending temporarily the de-listing process until a formal hearing. The Company currently is considering listing its common stock on The Nasdaq SmallCap Market. Such listing is contingent upon submitting an appropriate application and completing the review process by the Nasdaq staff, which application will include a request to waive the minimum bid price requirement for initial listings. Failure by the Company to prevail on appeal or qualify for listing on the Nasdaq SmallCap Market will result in the Company's shares being traded on the OTC Bulletin Board or Pink Sheets, subject to the interest of market makers. There can be no assurance that a public or liquid trading market for the Company's shares will be available in such circumstances.

         On May 28, 1996, Sam Rubinstein submitted his resignation as a director of the Company. Mr. Rubinstein is the brother-in-law of founder and Chairman of the Company, Mr. Jay Jacobs, and uncle to director Shelley Swerland, daughter of Mr. Jacobs.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

                                 SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  JAY JACOBS, INC.


June 11, 1996    /s/ William L. Lawrence, Jr.

                 William L. Lawrence, Jr.
                 Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)