Form 10-Q
period 1996-07-27
JACOBS JAY INC
filed 1996-09-10
CIK 812127

                               UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q
(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended July 27, 1996

                                     OR

   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from         to
                                           -------    -------
                       Commission file number 0-15934


                              JAY JACOBS, INC.
           (Exact name of registrant as specified in its charter)


         Washington                                            91-0698077
(State or other jurisdiction of                              (IRS Employer
incorporation   or   organization)                            Identification
Number)


              1530 Fifth Avenue, Seattle, Washington        98101
             (Address of Principal Executive Offices)     (Zip code)

Registrant's telephone number,
including area code:                                     (206)  622-5400


      Indicate  by  check  mark  whether  the  registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 27, 1996

                      (Common Stock, 6,126,871 shares)
                             Page 1 of 11 pages

                        PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      JAY JACOBS, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheet
                        (Dollar amounts in thousands)
                                 (Unaudited)

                                                   July 27,    January 27,
ASSETS                                               1996          1996
                                               ------------   --------------
Current assets:
  Cash and cash equivalents                        $   177       $   705
  Accounts receivable                                  605           442
  Inventories                                        6,660         7,323
  Prepaid expenses                                     287           219
                                                    ------        ------
    Total current assets                             7,729         8,689
                                                    ------        ------
Property and equipment, net                          5,962         5,558
                                                    ------        ------
                                                   $13,691       $14,247
                                                    ------        ------
                                                    ------        ------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $ 5,493       $ 1,402
  Accrued payroll                                        0           529
  Accrued reorganization liability                   2,725         3,188
  Other accrued expenses                               849           550
  Short term bank debt                               2,217             0
                                                    ------        ------
    Total current liabilities                       11,284         5,669
                                                    ------        ------

Deferred rental credits                                618           995
                                                    ------        ------
Accrued reorganization liability                       835         4,249
                                                    ------        ------
Shareholders' equity:
  Preferred stock:
    Authorized - 5,000,000 shares; Issued and
      outstanding - none                                -             -
  Common stock:
    Authorized - 20,000,000 shares; Issued and
      outstanding - 6,126,871 and 6,007,283
      shares                                        12,991        12,920
  Retained earnings                                (12,037)       (9,586)
                                                    ------        ------
                                                       954         3,334
                                                    ------        ------
                                                   $13,691       $14,247
                                                    ------        ------
                                                    ------        ------

                        PART I.  FINANCIAL INFORMATION

                      JAY JACOBS, INC. AND SUBSIDIARIES

                    Consolidated Statement of Operations
                  (In thousands, except per share amounts)
                                 (Unaudited)


                                     Three months ended   Six months ended
                                      July       July     July       July
                                      1996       1995     1996       1995
                                      ----       ----     ----       ----

Net sales                             $16,472  $18,799   $30,296   $35,904
                                     -------- --------  --------  --------
Operating costs and expenses:
  Cost of sales, buying and
    occupancy costs                    12,648   14,300    23,696    28,246
  Selling, general and
    administrative expenses             4,375    5,177     8,882    10,359
  Interest expense and other income,
    net                                   102      (89)      168      (123)
                                     -------- --------  --------  --------
  Net operating expenses               17,125   19,388    32,746    38,481
                                     -------- --------  --------  --------
Income (loss) before income taxes        (653)    (589)   (2,450)   (2,577)
Income tax provision (benefit)            --      --        --        --
                                     -------- --------  --------  --------
Net income (loss)                     $  (653)    (589)   (2,450)   (2,577)
                                     -------- --------  --------  --------
                                     -------- --------  --------  --------
Earnings (loss) per share             $ (0.11)   (0.10)   $(0.40)   $(0.43)
                                     -------- --------  --------  --------
                                     -------- --------  --------  --------
Weighted average number of
  shares outstanding                    6,095    6,007     6,078     6,007
                                     -------- --------  --------  --------

                        PART I.  FINANCIAL INFORMATION

                      JAY JACOBS, INC. AND SUBSIDIARIES

                    Consolidated Statement of Cash Flows
                               (In thousands)
                                 (Unaudited)


                                                       Six months ended
                                                     July 27      July 29
                                                     --------------------
                                                       1996        1995
                                                      ------      ------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $(2,451)    $(2,577)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                        625         760
    Non-cash restructuring items                                     189
    Change in deferred rents                            (377)       (179)
    Change in assets and liabilities:
      Accounts receivable                               (163)       (256)
      Inventories                                        663        (989)
      Prepaid expenses and other                         (68)       (456)
      Accounts payable                                 4,091       1,848
      Accrued payroll                                   (529)       (153)
      Other accrued expenses                             299        (293)
      Obligations subject to compromise               (3,877)      1,482
                                                      -------     -------
                                                      (1,787)     (3,588)
                                                      -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in property and equipment                (1,029)       (140)
                                                      -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowing from line of credit                      2,217           0
Proceeds from options exercised                           71           0
Proceeds from sales of fixed assets                        0           0

Net change in cash and cash equivalents                 (528)     (3,728)
Cash and cash equivalents - beginning of period          705       8,745
                                                      -------     -------
Cash and cash equivalents - end of period            $   177     $ 5,017
                                                      -------     -------
                                                      -------     -------

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

Note 2. Earnings (Loss) Per Share

        Earnings (loss) per share is based on the weighted average number of shares outstanding during the quarter as adjusted to take into account the effect of outstanding options to purchase common stock unless the effect of including such options is anti-dilutive. The effect of the outstanding options is computed using the treasury stock method. The weighted average number of shares and equivalents outstanding were 6,094,641 and 6,007,283 for the quarter ended July 27, 1996 and July 29, 1995, respectively. The weighted average number of shares and equivalents outstanding were 6,078,718 and 6,007,283 for the six months ended July 27, 1996 and July 29, 1995, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        GENERAL

        All references herein to fiscal 1996, 1995 and 1994 relate to the twelve months ended January 27, 1996, the eleven months ended January 28, 1995 and the twelve months ended February 26, 1994. References to second quarter 1997 and 1996 relate to the three months ended July 27, 1996 and July 29, 1995, respectively. References to the first half 1997 and 1996 relate to the six months ended July 27, 1996 and July 29, 1995, respectively. The Company made the decision, during fiscal 1995, to change its fiscal year to end on the last Saturday in January, as opposed to the last Saturday in February. This change was made to align the Company's fiscal calendar to the seasonal patterns that it experiences, as well as to enhance comparability of its fiscal quarter and year end results with similar retail companies in its industry segment.

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

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales:

                                           Percentage of net sales
                                 Three months ended        Six months ended
                                   July       July           July     July
                                   1996       1995           1996     1995

Net sales                         100.0%     100.0%         100.0%   100.0%
Cost of sales, buying and
 occupancy costs                   76.8       76.1           78.2     78.7
Selling, general and
  administrative expenses          26.6       27.5           29.3     28.8
Interest and other income, net      0.6       (0.5)           0.6     (0.3)
  Net operating expenses          104.0%     103.1%         108.1%   107.2%

Income (loss) before income taxes (4.0)%     (3.1)%         (8.1)%   (7.2)%

Net income (loss)                 (4.0)%     (3.1)%         (8.1)%   (7.2)%


QUARTER ENDED JULY 27,1996 COMPARED TO QUARTER ENDED JULY 29, 1995

        Net sales decreased by $2.3 million, or 12%, in the quarter ended July 27, 1996 as compared to the same period in 1995. This decrease was primarily due to store closures. Comparable store sales increased by 1% during the quarter as a result of a more aggressive promotional program during the quarter than last year. During the second quarter the Company opened five stores and closed eleven stores. The Company operated 132 stores at the end of the second quarter of 1997. The Company operated twenty-four fewer stores at the beginning of the second quarter 1997 (138) than it did at the beginning of the second quarter of 1996 (162).

         Cost  of sales, buying and occupancy costs increased as a percentage
of   sales  by (7%). This was primarily due to a more aggressive promotional program that was implemented to improve inventory turnover.

        Selling,   general   and  administrative  expenses  decreased  as  a
percentage of sales by 0.9%, primarily as a result of the Company's effort to reduce store expense and corporate overhead.

        Interest expense as a percent of sales was 0.6% in the second quarter of fiscal 1997 compared to interest income of (6.5%) of sales in the second quarter of 1996. This was a result of the decline in cash and increase in short term borrowing during the quarter.

        The Company incurred a loss of $653,000 during the second quarter of 1997, ($0.11 per share) up from $589,000 in the second quarter of 1996 ($0.10 per share). The loss can be attributed to an increase in cost of goods sold partially offset by a reduction in SG & A expenses.

SIX MONTHS ENDED JULY 27, 1996 COMPARED TO SIX MONTHS ENDED JULY 29, 1995

        Net sales decreased $5.6 million, or 16.0% in the six months ended July 27, 1996 as compared to the same period in 1995. This decrease was primarily due to store closures. The Company operated 38 fewer stores at the beginning of the period than it did one year earlier. In addition to the store closures, the Company attributes a portion of the sales decline to a 3% decrease in comparable store sales. Comparable store sales declined as a result of a generally soft demand for apparel merchandise during the first quarter of 1997, particularly during the month of April when comparable store sales declined 11%.

        Cost of sales, buying and occupancy costs decreased as a percentage of net sales by 0.5%, due primarily to an improvement in cost of goods sold during the first quarter of 1997.

        Selling, general and administrative expenses increased as a percentage of net sales by 0.5%, primarily as a result of the comparable store sales decline during the first quarter of 1997, partially offset by expense reductions during the second quarter of 1997.

        Interest expense as a percent of sales was 0.6% for the first half of 1997 compared to interest income of (0.3%) in the second half of 1996. This was a result of the decline in cash and increase in short term borrowing during the first half.

        The Company incurred a loss of $2.45 million during the first half of 1997 compared to a $2.58 million during the first half of 1996. The loss can be primarily attributed to the decline in store count and decline in comparable store sales.

LIQUIDITY AND CAPITAL RESOURCES
THE LASALLE FACILITY

        On November 29, 1995, the Bankruptcy Court approved a financing agreement on a revolving credit basis between the Company and LaSalle National Bank ("LaSalle"). The LaSalle Facility provides for borrowing and letters of credit, the aggregate of which cannot exceed the lower of $10 million or a computed borrowing base based on 50% of inventory and outstanding letters of credit. Letters of credit are limited to a maximum of $5 million. A first and only lien is granted to LaSalle on all Company assets (excluding capitalized leases and excluding permitted liens up to $400,000). The Company must maintain a scheduled minimum tangible net worth and may not declare or pay dividends or other distributions on account of any equity interest in the Company until payment or satisfaction in full of liabilities under the LaSalle Facility and termination of the financing agreement. Interest is charged at LaSalle's announced prime rate. The Company is charged an annual fee of 1% of the aggregate loan limit, normal audit fees, and a letter of credit fee of 1.25% per annum on the aggregate undrawn face amount of letters of credit outstanding. The agreement has a three-year term and was signed on December 4, 1995.

        As of the end of the second quarter of 1997 the Company had $2,217,000 of direct borrowing and $73,000 of outstanding letters of credit.

        GENERAL

        The  Company's  principal  needs  for  liquidity  are to finance the
purchase   of merchandise inventories, fund its operations and make payments under its Plan of Reorganization.

        Net cash used for operations for the second quarter 1997 and 1996 was $1.8 and $3.6 million, respectively. The use of cash during the second quarter of 1997 resulted primarily from operating losses during the quarter
and payment   made under the Plan of Reorganization.

        Payments under the Plan of Reorganization of $2,289,000 were made for Allowed Claims in late January 1996, subsequent to fiscal year end.Additional payments were made for Allowed Priority Tax Claims, disputed claims that were subsequently settled and other costs associated with the Plan of Reorganization in the aggregate amount of $1,588,000.

        Property and equipment expenditures were $1,029,000 and $140,000 respectively. The expenditures during the first quarter of 1997 were a result of opening 15 stores and converting 5 stores to new formats. Future expenditures on property and equipment have been curtailed until additional working capital is available.

         The Company had a working capital deficit of $3,555,000 at July 27, 1996 compared to a working capital of $10,356,000 at July 29, 1995. The working capital declined $13,911,000 primarily due to the loss incurred during the first half, payments made under the Plan of Reorganization or to be made in January 1997 (of which $2,725,000 is classified as a current liability) and acquisition of fixed assets.

         During the first half the Company's accounts payable increased by $4,091,000. This is a result of an increased accounts payable base due vendors at the end of July 1996, compared to the end of January 1996; an increase in payment terms negotiated with some of the Company's vendors; and payables that were not made within normal terms as a result of the Company's working capital deficit.

         The second payment to the Unsecured Creditors is payable in January 1997. The amount of the payment was dependent upon the election made by each unsecured creditor on July 15, 1996. The claim value of creditors electing to take the note option under the Company's Plan of Reorganization was $390,000. As a result of this election, $2,485,000 is payable in January 1997 for the second and final cash payment. The long term installment note payable over four years bearing interest of 9.5% and maturity in January 2001 is $164,000 (which represents 42% of the claim value).

         During the fiscal year ended February 1, 1997 the Company will be obligated to pay approximately $240,000 to Allowed Priority Tax Claims.

         At July 27, 1996 the Company had $177,000 in cash and cash equivalents. The Company had approximately $856,000 of potential liquidity under terms of its LaSalle Facility based on its borrowing base formula. The amount of capital resources combined with cash flow from operations reflect a significantly declined position from year end. Subsequent to the end of the first quarter 1997, the Company experienced a reduction in inventory flow, as a result of reduced capital available under the LaSalle
Facility. As a result of the decline in sales, primarily related to the first quarter, the Company's liquidity is under pressure. This is hampering the Company's ability to fund ongoing operations and plans for expansion have been put on hold. The Company is currently seeking additional sources of capital to strengthen its working capital position.

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

     None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

     None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Item 5.  OTHER INFORMATION

         By letter dated May 31, 1996, Nasdaq officially notified the Company of its determination to de-list the Company's shares of common stock from the Nasdaq National Market effective June 10, 1996. This was a result of the Company's failure to meet certain requirements for continued listing on the Nasdaq National Market relating to net tangible assets. On June 7, 1996, the Company filed notice requesting an appeal, pending temporarily the de-listing process until a formal hearing. The Company was notified on June 27, 1996 that its appeal for continued inclusion on the Nasdaq National Market was denied. The Company's stock was de-listed on June 28, 1996.

         The Company has requested the Nasdaq Board of Governors to review the decision to de-list the Company. The review should take place in late
September or in October 1996 although no date has yet been set. Failure by the Company to prevail on appeal or qualify for initial listing on the Nasdaq SmallCap Market (should the Company so apply) will result in the Company's shares being traded on the OTC Bulletin Board or Pink Sheets, subject to the interest of market makers. There can be no assurance that a public or liquid trading market for the Company's shares will be available in such circumstances.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits

          None.

     (b)  Reports on Form 8-K

                                 SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 JAY JACOBS, INC.


September 10, 1996   /s/ William L. Lawrence, Jr.
                  ----------------------------------------------------------
                 William L. Lawrence, Jr.,Senior Vice President and
                         Chief Financial Officer and Treasurer
                         (Principal Financial and Accounting Officer)