Form 10-Q/A
period 1996-07-27
JACOBS JAY INC
filed 1996-09-11
CIK 812127

                               UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q/A
(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended July 27, 1996

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


                                                       Six months ended
                                                     July 27      July 29
                                                     --------------------
                                                       1996        1995
                                                      ------      ------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $(2,451)    $(2,577)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                        625         760
    Non-cash restructuring items                                     189
    Change in deferred rents                            (377)       (179)
    Change in assets and liabilities:
      Accounts receivable                               (163)       (256)
      Inventories                                        663        (989)
      Prepaid expenses and other                         (68)       (456)
      Accounts payable                                 4,091       1,848
      Accrued payroll                                   (529)       (153)
      Other accrued expenses                             299        (293)
      Obligations subject to compromise               (3,877)     (1,482)
                                                      -------     -------
                                                      (1,787)     (3,588)
                                                      -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in property and equipment                (1,029)       (140)
                                                      -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowing from line of credit                      2,217           0
Proceeds from options exercised                           71           0
Proceeds from sales of fixed assets                        0           0

Net change in cash and cash equivalents                 (528)     (3,728)
Cash and cash equivalents - beginning of period          705       8,745
                                                      -------     -------
Cash and cash equivalents - end of period            $   177     $ 5,017
                                                      -------     -------
                                                      -------     -------

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

        Interest expense as a percent of sales was 0.6% in the second quarter of fiscal 1997 compared to interest income of (0.5%) of sales in the second quarter of 1996. This was a result of the decline in cash and increase in short term borrowing during the quarter.

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