Form 10-Q
period 1996-10-26
JACOBS JAY INC
filed 1996-12-10
CIK 812127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                 FORM 10-Q
(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended October 26, 1996

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 26, 1996

                      (Common Stock, 6,126,871 shares)
                             Page 1 of 12 pages

                       PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      JAY JACOBS, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheet
                        (Dollar amounts in thousands)
                                 (Unaudited)

                                                  October 26,  January 27,
ASSETS                                               1996         1996
                                                  ----------   ----------

Current assets:
  Cash and cash equivalents                        $    78       $   705
  Accounts receivable                                  528           442
  Inventories                                        7,706         7,323
  Prepaid expenses                                     244           219
                                                   -------       -------
    Total current assets                             8,556         8,689
                                                   -------       -------

Property and equipment, net                          5,648         5,558
                                                   -------       -------
                                                   $14,204       $14,247
                                                   -------       -------
                                                   -------       -------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $ 4,431       $ 1,402
  Accrued payroll                                      237           529
  Accrued reorganization liability                   2,725         3,188
  Other accrued expenses                             1,168           550
  Short term bank debt                               2,781             0
                                                   -------       -------
    Total current liabilities                       11,342         5,669
                                                   -------       -------


Deferred rental credits                                549           995
                                                   -------       -------

Accrued reorganization liability                       666         4,249
                                                   -------       -------

Shareholders' equity:
  Preferred stock:
    Authorized - 5,000,000 shares; Issued and
      outstanding - none                                -             -
  Common stock:
    Authorized - 20,000,000 shares; Issued and
      outstanding - 6,126,871 and 6,007,283
      shares                                        12,991        12,920
  Retained earnings                                (11,344)       (9,586)
                                                   -------       -------
                                                     1,647         3,334
                                                   -------       -------
                                                   $14,204       $14,247
                                                   -------       -------
                                                   -------       -------

                         PART I.  FINANCIAL INFORMATION

                      JAY JACOBS, INC. AND SUBSIDIARIES

                    Consolidated Statement of Operations
                  (In thousands, except per share amounts)
                                 (Unaudited)


                                     Three months ended  Nine months ended
                                     October    October  October    October
                                      1996       1995     1996       1995
                                      ----       ----     ----       ----

Net sales                             $13,479  $18,357   $43,776   $54,261
                                      -------  -------   -------   -------
Operating costs and expenses:
  Cost of sales, buying and
    occupancy costs                    10,883   13,599    34,579    41,845
  Selling, general and
    administrative expenses             4,197    5,327    13,081    15,720
  Interest expense                         60      (74)      228      (232)
                                      -------  -------   -------   -------


  Net operating expenses               15,140   18,852    47,888    57,333
                                      -------  -------   -------   -------

Income (loss) before income taxes      (1,661)    (495)   (4,112)   (3,072)

Federal income tax payment (refund)     2,355         -    2,355         -

Income tax provision (benefit)              -         -        -         -
                                      -------  -------   -------   -------

Net income (loss)                     $   694     (495)   (1,757)   (3,072)
                                      -------  -------   -------   -------
                                      -------  -------   -------   -------

Earnings (loss) per share             $  0.11    (0.08)   $(0.29)   $(0.51)
                                      -------  -------   -------   -------
                                      -------  -------   -------   -------

Weighted average number of
  shares outstanding                    6,127    6,007     6,093     6,007
                                      -------  -------   -------   -------

                       PART I.  FINANCIAL INFORMATION

                      JAY JACOBS, INC. AND SUBSIDIARIES

                    Consolidated Statement of Cash Flows
                               (In thousands)
                                 (Unaudited)


                                                      Nine months ended
                                                     October 26  October 28
                                                     ----------------------
                                                       1996        1995
                                                     --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $(1,758)    $(3,072)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                        968       1,050
    Non-cash restructuring items                                     313
    Change in deferred rents                            (446)       (255)
    Change in assets and liabilities:
      Accounts receivable                                (86)       (141)
      Inventories                                       (383)     (3,657)
      Prepaid expenses and other                         (25)       (266)
      Accounts payable                                 3,029       3,033
      Accrued payroll                                   (292)       (392)
      Other accrued expenses                             618        (211)
      Obligations subject to compromise               (4,046)     (3,489)
                                                     --------    --------
                                                      (2,421)     (7,087)
                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in property and equipment                (1,058)       (560)
                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowing from line of credit                      2,781           0
Proceeds from options exercised                           71           0
Proceeds from sales of fixed assets                        0           0

Net change in cash and cash equivalents                 (627)     (7,647)
Cash and cash equivalents - beginning of period          705       8,745
                                                     --------    --------
Cash and cash equivalents - end of period            $    78     $ 1,098
                                                     --------    --------
                                                     --------    --------

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

Note 2. Earnings (Loss) Per Share

        Earnings (loss) per share is based on the weighted average number of shares outstanding during the quarter as adjusted to take into account the effect of outstanding options to purchase common stock unless the effect of including such options is anti-dilutive. The effect of the outstanding options is computed using the treasury stock method. The weighted average number of shares and equivalents outstanding were 6,126,871 and 6,007,283 for the quarter ended October 26, 1996 and October 28, 1995, respectively. The weighted average number of shares and equivalents outstanding were 6,093,186 and 6,007,283 for the nine months ended October 26, 1996 and October 28, 1995, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        GENERAL

        All references herein to fiscal 1996, 1995 and 1994 relate to the twelve months ended January 27, 1996, the eleven months ended January 28, 1995 and the twelve months ended February 26, 1994. References to third quarter 1997 and 1996 relate to the three months ended October 26, 1996 and October 28, 1995, respectively. References to the first three fiscal quarters of fiscal years 1997 and 1996 relate to the nine months ended October 26, 1996 and October 28, 1995, respectively. The Company made the decision, during fiscal 1995, to change its fiscal year to end on the last Saturday in January, as opposed to the last Saturday in February. This change was made to align the Company's fiscal calendar to the seasonal patterns that it experiences, as well as to enhance comparability of its fiscal quarter and year end results with similar retail companies in its industry segment.

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

        The Company changed its fiscal year ending date as of the end of fiscal 1995 and as a result the seasonal pattern mentioned in the prior paragraph has changed. The Company's fourth quarter, ending late January, has generated the largest sales and earnings followed by its third quarter ending in late October.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales:

                                           Percentage of net sales
                                           -----------------------
                                 Three months ended       Nine months ended
                                  October    October        October October
                                   1996       1995           1996     1995
                                  ------     ------         ------   ------

Net sales                         100.0%     100.0%         100.0%   100.0%
Cost of sales, buying and
 occupancy costs                   80.7       74.1           79.0     77.1
Selling, general and
  administrative expenses          31.1       29.0           29.9     29.0
Interest expense                    0.5       (0.4)           0.5     (0.4)
  Net operating expenses          112.3%     102.7%         109.4%   105.7%

Income (loss) before income
 taxes                            (12.3)%     (2.7)%         (9.4)%   (5.7)%
                                  ------     ------         ------   ------
Federal Income Tax Refund         17.4          0            5.4        0
Net income (loss)                  5.1 %     (2.7)%         (4.0)%   (5.7)%
                                  ------     ------         ------   ------
                                  ------     ------         ------   ------


QUARTER ENDED OCTOBER 26,1996 COMPARED TO QUARTER ENDED OCTOBER 28, 1995

        Net sales decreased by $4.9 million, or 26.6%, in the quarter ended October 26, 1996 as compared to the same period in 1995. This decrease was primarily due to store closures. Comparable store sales decreased by 16% during the quarter as a result of inventory levels that were approximately 33% below same store levels of a year earlier. During the third quarter the Company closed two stores. The Company operated 130 stores at the end of the third quarter of fiscal year 1997. The Company operated twenty-five fewer stores at the beginning of the third quarter of fiscal 1997 (132) than it did at the beginning of the third quarter of 1996 (157), a decline of 16%.

        Cost of sales, buying and occupancy costs increased as a percentage of sales by 6.6%. Cost of sales related to merchandise sold was the same as last year. The increase in this category was a result of a 5.6% increase in occupancy cost as a percentage of sales as a result of the significant decline in comparable store sales which, in turn, resulted in fewer dollars over which to leverage fixed rental and other occupancy costs. Depreciation increased by 1.0% of sales as a result of the decline in comparable store sales.

        Selling, general and administrative expenses increased as a percentage of sales by 2.1%, primarily as a result of the comparable store sales decline which resulted in less sales to leverage cost expenses over, partially offset by expense reductions during the quarter.

        Interest expense as a percent of sales was 0.4% in the third quarter of fiscal 1997 compared to interest income of (0.4%) of sales in the third quarter of fiscal 1996. This was a result of the decline in cash and increase in short term borrowing during the quarter.

        The Company incurred a gain of $694,000 during the third quarter of 1997, or $0.11 per share compared to a loss of $495,000 in the third quarter of 1996 or $0.08 per share. The gain is due to a federal income tax refund of $2.4 million received in October 1996, the result of net operating loss carrybacks.

NINE  MONTHS  ENDED  OCTOBER  26, 1996 COMPARED TO NINE MONTHS ENDED OCTOBER
28, 1995

      Net sales decreased $10.5 million, or 19.0% in the nine months ended October 26, 1996 as compared to the same period in 1995. This decrease was primarily due to store closures. The Company operated 16% fewer stores during the period than it did one year earlier. In addition to the store closures, the Company attributes a portion of the sales decline to a 7% decrease in comparable store sales. Comparable store sales declined as a result of the decline in comparable store sales of 16% in the third quarter, which was a result of the 33% decline in inventory. Sales declined as a result of a generally soft demand for apparel merchandise during the first quarter of 1997, particularly during the month of April when comparable store sales declined 11%.

        Cost of sales, buying and occupancy costs increased as a percentage of net sales by 1.9%. Cost of sales, as a percentage to sales, related to merchandise sold was the same as last year. The increase in this category was a result of a 1.6% increase in occupancy cost as a percentage of sales, as a result of the decline in comparable store sales which resulted in fewer dollars over which to leverage fixed rental and other occupancy costs. Depreciation increased 0.3% of sales as a result of the decline in comparable store sales.

         Selling, general and administrative expenses increased as a percentage of net sales by 0.9%, primarily as a result of the decline in comparable store sales during the first quarter of fiscal 1997, partially offset by expense reductions during the second and third quarters of fiscal 1997.

        Interest expense as a percent of sales was 0.5% for the first nine months of fiscal 1997 compared to interest income of (0.4%) in the first nine months of fiscal 1996. This was a result of the decline in cash and increase in short term borrowing during the first nine months.

        The Company incurred a loss of $1.76 million during the first nine months ended October 26, 1996 compared to a $3.07 million during the nine months ended October 28, 1995. The loss can be primarily attributed to the decline in store count and decline in comparable store sales, offset by the income tax recovery noted above.

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

        As of the end of the third quarter of 1997 the Company had $2,781,000 of direct borrowing and $37,000 of outstanding letters of credit.

        GENERAL

        The  Company's  principal  needs  for  liquidity  are to finance the
purchase   of merchandise inventories, fund its operations and make payments under its Plan of Reorganization.

        Net cash used for operations for the first three quarters of fiscal years 1997 and 1996 was $2.4 and $7.1 million, respectively. The use of cash during the third quarter of 1997 resulted primarily from operating losses.

        Payments under the Plan of Reorganization of $2,289,000 were made for Allowed Claims in late January 1996, subsequent to fiscal year end. Additional payments were made during the nine months ended October 26,
1996 for Allowed Priority Tax Claims, disputed claims that were subsequently settled and other costs associated with the Plan of Reorganization in the aggregate amount of $1,757,000.

        Property and equipment expenditures were $1,058,000 (primarily in the first fiscal quarter of 1997) and $560,000 respectively. The expenditures during the first quarter of fiscal 1997 were the result of opening 15 stores and converting 5 stores to new formats. Future expenditures on property and equipment were curtailed during the third quarter until additional working capital is available.

         The Company had a working capital deficit of $2,786,000 on October 26, 1996 compared to a working capital of $7,773,000 on October 28, 1995. The working capital declined $10,559,000 primarily due to losses incurred during the first nine months, payments made under the Plan of Reorganization or to be made in January 1997 (of which $2,725,000 is classified as a current liability) and acquisition of fixed assets. The working capital deficit declined since the end of the first half of fiscal 1997 as a result of the receipt of a federal income tax refund. During the third quarter, the Company applied for and received a refund of $2,355,000 (net of fees) for a carryback of net operating losses for its fiscal year 1996. The carryback is subject to review by the Internal Revenue Service. The Company anticipates that a portion of the losses incurred in the current fiscal year will be available for carryback to prior years. The amount, however, will not be determined until subsequent to the Company's fiscal year end.

         During the first three quarters the Company's accounts payable increased by $3,030,000. This is a result of an increased accounts payable base due vendors at the end of October 1996, compared to the end of January 1996; an increase in payment terms negotiated with some of the Company's vendors; and payables that were not made within normal terms as a result of the Company's working capital deficit.

         The second payment to the unsecured creditors is payable in January 1997. The amount of the payment was dependent upon the election made by each unsecured creditor on July 15, 1996. The claim value of creditors electing to take the note option under the Company's Plan of Reorganization was $390,000. As a result of this election, $2,485,000 is payable in January 1997 for the second and final cash payment. The long term installment note payable over four years bearing interest of 9.5% and maturity in January 2001 is $164,000 (which represents 42% of the claim value). The Company has begun discussions with the unsecured creditors' committee of its unsecured creditors regarding appropriate alternatives for the payment due in January 1997. There can be no assurance that such discussions will result in negotiations or terms acceptable to the Company, if at all.

         During the fiscal year ended February 1, 1997 the Company will be obligated to pay approximately $240,000 to Allowed Priority Tax Claims.

         At October 26, 1996 the Company had $78,000 in cash and cash equivalents. The Company had approximately $990,000 of potential liquidity under terms of its LaSalle Facility based on its borrowing base formula. The amount of capital resources combined with cash flow from operations reflect a significantly declined position from year end. Subsequent to the end of the first quarter 1997, the Company experienced a reduction in inventory flow, as a result of reduced capital available under the LaSalle
Facility. As a result of the decline in sales, primarily related to the first quarter, the Company's liquidity continues to be under pressure. This is hampering the Company's ability to fund ongoing operations. Plans for expansion have been put on hold. The Company is currently seeking additional sources of capital to strengthen its working capital position.

         On a going forward basis, the Company's liquidity and ability to make all remaining Plan payments is dependent on cash flow from operations, successful negotiations with creditors and management's ability to secure additional financing. There can be no assurance that commercial or corporate finance will be available, or if available, on terms acceptable to the Company. If sufficient working capital cannot be secured in a timely fashion or results of operations do not improve, the Company may not be able to pay its obligations in a timely manner.

                         PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS


Item 2.  CHANGES IN RIGHTS OF SECURITY HOLDERS

     None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

     None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Item 5.  OTHER INFORMATION

         By letter dated May 31, 1996, Nasdaq officially notified the Company of its determination to de-list the Company's shares of common stock from the Nasdaq National Market effective June 10, 1996. This was a result of the Company's failure to meet certain requirements for continued listing on the Nasdaq National Market relating to net tangible assets. On June 7, 1996, the Company filed notice requesting an appeal, pending temporarily the de-listing process until a formal hearing. The Company was notified on June 27, 1996 that its appeal for continued inclusion on the Nasdaq National Market was denied. The Company's stock was subsequently de-listed on June 28, 1996.

         The Nasdaq Board of Governors reviewed the decision to de-list the Company in October 1996 and upheld its earlier decision. The Company's shares currently trade on the OTC Bulletin Board or Pink Sheets, subject to the interest of market makers. There can be no assurance that a public or liquid trading market for the Company's shares will be available.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

                                 SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 JAY JACOBS, INC.


December 10, 1996  /s/ William L. Lawrence, Jr.
                  -------------------------------------------------------------
                 William L. Lawrence, Jr.,Senior Vice President and
                         Chief Financial Officer and Treasurer
                         (Principal Financial and Accounting Officer)