Form 10-K
period 1997-02-01
JACOBS JAY INC
filed 1997-05-16
CIK 812127

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended February 1, 1997 Commission file number 0-15934


                                   JAY JACOBS, INC.
                (Exact name of registrant as specified in its charter)

              Washington                              91-0698077
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

     1530 Fifth Avenue, Seattle, Washington            98101-1677
    (Address of principal executive offices)          (Zip Code)

          Registrant's telephone number, including area code (206) 622-5400

           Securities registered pursuant to Section 12(b) of the Act: None

             Securities registered pursuant to Section 12(g) of the Act:

                       Common stock - par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 7, 1997, 6,123,917 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the shares (based upon the closing price of the shares traded on April 7, 1997) of Jay Jacobs, Inc., held by non-affiliates was $761,000. For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non- affiliates, other than the 3,405,989 shares beneficially owned by directors and executive officers of the Registrant. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

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

The Plan developed by the Company and confirmed by the Bankruptcy Court provided for the full payment of all Administrative Expense Claims. Under the Plan, Allowed Priority Tax Claims will be paid in thirteen equal quarterly installments. In 1996, payments were made on January 2, April 2, July 2, and October 2nd. The quarterly payments due in fiscal year 1997 were made, leaving eight remaining quarterly installments to be made in fiscal years 1998 and 1999. The last payment is due on January 2, 1999. The Allowed Priority Tax Claims include accrued interest at the rate of 9.5% per annum from the Petition Date through the Date of Confirmation. Thereafter, simple interest of 9.5% per annum shall accrue. Notwithstanding the foregoing, all Allowed Priority Tax Claims shall be paid in full within six years of the date of the assessment of the tax upon which such claim is based.

Under the Plan, unsecured creditors were paid in January 1996 subsequent to the fiscal year- end, an amount equal to 30% of their Allowed Class 3 Claims.
 These creditors made an election on or before July 15, 1996, to either receive a second 30% payment in January 1997, or receive a 15% payment in January 1997 plus a note equal to 42% of the Allowed Class 3 Claim amount (the "Note"). The claim value of those creditors electing to take the note option was $390,000, leaving $2,485,000 payable in January 1997 for creditors electing a second and final cash payment. In January, 1997 the Company entered into negotiations with the creditors to delay the second cash payment. While there have been indications that the Company is positioned properly and its strategy is working, the lack of working capital has hampered its ability to maintain full inventory levels. As a result of negotiations with the PCC (as defined below) the second payment has been delayed until at least July 1, 1997 and the PCC appointed three members to the Company's five-member Board of Directors.

Committees and Advisors

An official committee of unsecured creditors (the "Unsecured Creditors Committee") was appointed to represent interests of pre-petition unsecured creditors. The Unsecured Creditors Committee retained counsel and financial advisors in performing its statutory functions. Upon confirmation of the Plan, the Unsecured Creditors Committee was redesignated the "Postconfirmation Creditors' Committee" (the "PCC") and, as such will remain in place until resolution of all post confirmation payments.

Store Closings

The Company began the fiscal year ended February 1, 1997 with 136 stores and ended the year with 123. During the year, the Company closed 28 stores and opened 15.

Financing Agreement

The Company reached an agreement that was approved by the Bankruptcy Court on November 20, 1995, with LaSalle National Bank, to provide financing in the form of a $10,000,000 credit facility. See Note 8 to the Consolidated Financial Statements included in this Form 10-K report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation".


Retail Merchandising

Jay Jacobs merchandise strategy is targeted at the 18 to 34 age group. The Company offers both men's and women's clothing and features fashionable merchandise for all lifestyles of its target customer. Private label merchandise represents the majority of the product offering for both men and women. Management believes that focusing on private label designs in a cohesive way provides a unique positioning for the Company's merchandise. In-store displays and signing provide a way to show how the Company's merchandise works together and can be made into a variety of outfits. The Company understands that its customer wants value as well as quality. Its merchandise is promoted with this idea in mind. Value is demonstrated in regular promotions emphasizing multiple purchases. This age group also has a built-in demand for apparel as they make the transition from an academic lifestyle to a career. As a result of this transition, they need new clothing for their new lifestyle. Management believes that the Company can fulfill these needs. Finally, this market segment will be growing over the next ten years. This growth chiefly will be in the 18 to 25 year age group, representing the "Baby Echo Boom" generation (i.e. children of the Baby Boom Generation) coming of age.

The Company works with established sources of fashion apparel, and seeks suppliers and manufacturers that will assist the Company in implementing its lifestyle strategy. The Company will assist its suppliers in the design of garments to incorporate ideas perceived by the Company's merchandising staff to be part of its new merchandise strategy. The Company develops fashion basic merchandise in cooperation with suppliers for sale under its private label of "Jay Jacobs" .

Merchandise purchasing, planning and merchandising activities are directed from the Company's headquarters in Seattle, Washington. The new lifestyle strategy is designed and implemented by the Company's General Merchandise Managers. As of February 1, 1997, the merchandising department consisted of 20 associates who are responsible for procuring, pricing, inventory planning and allocation.

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

During the fiscal year ended February 1, 1997, merchandise was purchased from over 200 suppliers. There were no individual vendors that accounted for more than 10% of the Company's purchases.

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

Stores are designed by the Company's in-house design staff with the focus on enhancing the merchandise strategy. Merchandise is attractively displayed in groups evolving around the Company's lifestyle strategy, coordinated by look, style and color. This enables sales associates to assist the customer in putting together related separates and other coordinated outfits. The location of merchandise within a store is varied from time to time to be consistent with Company-wide promotions and the arrival of new merchandise.

Operating management of the Company's stores is supervised by a Vice President of Store Operations, and Regional and District Sales Managers. A District Sales Manager typically oversees eight to eleven stores, each of which is staffed by a Store Manager and one or more Assistant Store Managers. Operating Management are eligible to receive incentive compensation based on the performance of the store or stores under their supervision. The Vice President of Store Operations, Regional and District Sales Managers visit the Company's stores on a regular basis to ensure adherence to corporate policies and merchandising programs and to oversee store operations. Accounting functions for all stores are centralized at corporate headquarters. During July 1995, the Company hired Julie Stodolak as Director of Stores. During 1996 Ms. Stodolak was appointed to the position of Vice President, Director of Stores.

Retail Advertising

The Company's advertising expenditures during the year ended February 1, 1997 were approximately 0.2% of net sales. Like many specialty retailers, the Company relies heavily on its locations in malls and on in-store graphics and displays to attract customers to its stores. Most advertising is in the form of mall tabloids which are distributed to customers during peak selling periods.

Retail Store Locations

The Company's stores are located, principally, in major enclosed regional shopping malls. In addition to lease terms, site selection is influenced by mall location, store location within the mall, the demographics of the area surrounding the mall and expected mall traffic.


The following table shows the number of stores by type and by state operated by the Company as of February 1, 1997:

                             STORE TYPE

                       Women    Women     Men
State                 & Men     Only     Only      Total

Alaska                 4         6         4        14
California             4         8         4        16
Colorado               6         2         0         8
Florida                0         2         0         2
Georgia                1         2         0         3
Idaho                  3         1         0         4
Illinois               3         1         1         5
Indiana                5         0         0         5
Louisiana              2         1         0         3
Montana                2         2         1         5
Nevada                 1         1         1         3
New Mexico             0         3         0         3
Ohio                   0         2         0         2
Oklahoma               1         0         0         1
Oregon                 7         3         0        10
Texas                  6         2         0         8
Utah                   1         0         0         1
Washington            14         8         2        24
Wisconsin              1         3         0         4
Wyoming                1         1         0         2
                      ------   -------   -------   -------
Total                 62        48        13       123


Distribution

The Company leases a 60,000 square foot facility in a warehousing complex near Seattle for use as its distribution center. The facility is equipped with sophisticated systems which allow for the efficient receiving and processing of merchandise. The Company estimates that the distribution center has the capacity to process merchandise for approximately 300 stores and has the potential to process approximately 500 stores with the installation of additional equipment within the existing space.

All merchandise is shipped directly from vendors to the distribution center where it is received, inspected and priced before being shipped by common carrier to stores. Emphasis is placed on having goods in and out of the distribution center quickly to ensure frequent shipments to the Company's stores. The Company intends to continue to increase the percentage of receipts that are pre-ticketed during the upcoming fiscal year, to bring about greater efficiency in its distribution center.

Competition

The retail sale of men's and women's apparel is a highly competitive business. The Company believes that the key competitive factors are price, quality, fashion and merchandise selection. Other competitive factors include brand name recognition, store location and layout, and customer service. In the broadest sense, the Company competes with all retailers that sell fashionable apparel to young women and men. More specifically, the Company competes with a wide variety of national and regional men's and women's apparel retailers, such as the Limited Express, Structure, J. Riggins, The Gap, Banana Republic, The Buckle and others. The Company also competes with chain stores such as Nordstrom, The Bon Marche, Lamonts, Mervyn's, Federated and Dayton Hudson. Many of the Company's competitors are considerably larger with greater financial and other resources than the Company. Nevertheless, the Company's target market is not currently being served by any national specialty store apparel chain in the same manner in which the Company has focused its strategy.

Trademarks

"Jay Jacobs", "American Sportswear Exchange", "D.D. Sloane", "Private Edition" and several other trademarks of lesser importance have been registered with the U.S. Patent and Trademark Office.

Employees

At February 1, 1997 the Company had approximately 292 full-time and 418 part-time store employees, in addition to approximately 87 management, distribution and clerical associates at its corporate headquarters and distribution center. During peak seasons, the Company typically employs additional store and distribution personnel. Each store employs approximately 3 to 20 sales associates including store management. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

ITEM 2. PROPERTIES

Leases

Jay Jacobs leases all of its stores. In general, store leases have an initial term of two to fifteen years, and some have one or more renewal options. The following table shows the years in which store leases effective at February 1, 1997 expire:


                                        Number of Leases
                        Number of Leases   Expiring with
     Year Ending           Expiring      Renewal Options


    January 1998              21                0
    January 1999              21                1
    January 2000              12                2
    January 2001              17                5
    January 2002              16                3
    January 2003               6                0
    January 2004               4                1
    January 2005               1                0
    January 2006               2                0
    January 2007               5                0

The Company's leases generally provide for a base rental rate and typically require the payment of a percentage of sales as additional rent when sales reach specified levels. Aggregate rental expense for the period ended February 1, 1997 was $6,705,000 and aggregate minimum rentals for the year ending January 31, 1998 are $5,247,000. See Note 7 to the Company's Consolidated Financial Statements included in this Form 10-K report for further information concerning leases in effect at February 1, 1997. In addition, the Company is generally responsible for mall merchant dues and common area charges in shopping center locations and, in certain instances, for real estate taxes and other expenses.

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

In connection with its Chapter 11 filing, the Company had rejected 68 store leases as of February 1, 1997.

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

On November 16, 1995, the Bankruptcy Court confirmed the Second Amended Plan, which became effective on November 28, 1995.

On April 1, 1997, the United States Trustee filed a motion for a final decree closing the Chapter 11 case in the United States Bankruptcy Court (Case Number 94-03993). The hearing date is scheduled on May 5, 1997. As of April 30, 1997 one creditor has filed an objection to that motion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.  The Company held its Annual Meeting of Shareholders on September 18, 1996.

b. An election of directors was held at this meeting and all directors were elected for a term of one year.

                                               VOTES IN FAVOR  VOTES WITHHELD
                                               --------------  --------------
                   Jay Jacobs, Chairman           5,891,490         33,360
                   Rex Steffey                    5,901,540         23,310
                   William L. Lawrence, Jr.       5,900,820         24,030
                   David Taylor                   5,901,935         22,915
                   Gilbert Scherer                5,901,940         22,910
                   Shelley Swerland               5,886,951         37,899


There were no abstentions and no broker nonvotes. The Board of Directors consisted of six directors at that time.

                                       PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market Prices of Common Stock

The Common Stock of Jay Jacobs, Inc. was listed for trading on the NASDAQ National Market under the symbol "JAYJ". On June 28, 1996 the Company was delisted from the NASDAQ National Market due to not meeting their Net Tangible Asset Requirement. Since that time, the Company's stock has been trading on the Electronic Bulletin Board. This market is not as organized as NASDAQ and therefore is more volatile.

The table below sets forth the high and low closing prices as reported by NASDAQ and the OTC Bulletin Board for the last eight fiscal quarters.

                                          Closing Prices
Quarter Ended                            High            Low

February 1, 1997                       $ 3/4          $ 3/8
October 26, 1996                        9/16           0.28
July 27, 1996                          2 1/8            3/8
April 27, 1996                         2 5/6          1 1/2

January 27, 1996                       3 5/16         1 9/16
October 28, 1995                       3 3/4          1 1/4
July 29, 1995                          1 3/4          1
April 29, 1995                         1 7/8            7/8


On April 12, 1997, the closing price for the Company's stock was $0.28.

Number of Record Holders

The number of record holders of the Company's common stock as of April 12, 1997 was 519.

Dividend Policy

The Company has never paid cash dividends on its common stock. In addition, until payment or satisfaction in full of liabilities under the LaSalle Facility and termination of the financing agreement governing it, the Company may not declare or pay a dividend or other distribution on any class of its stock nor may the Company declare a dividend, under the terms of the Plan, as long as the PCC remains in existence.

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share data)



                                          Periods ended
                                          February 1       January        January       February     February
                                            1997           1996            1995           1994         1993
Statement of Income Data:
Net sales                                 $61,571        $72,886        $90,490       $139,767       $159,250
Operating costs and expenses:
 Cost of sales, buying
   and occupancy costs                     47,676         55,052         71,715        107,552        115,939
 Restructuring items                            0              0              0          7,577            990
 Selling, general and
   administrative expenses                 18,122         20,924         25,254         39,417         41,805
 Interest and other income,
   net                                        (55)          (279)          (103)          (165)          (336)
                                          -------        -------        -------       --------       --------
Net Operating expenses                     65,743         75,697         96,866        154,381        158,398
                                          -------        -------        -------       --------       --------
Income (loss) before
 reorganization items
 and income taxes                          (4,172)        (2,811)        (6,376)       (14,614)           852
Reorganization (income) expense              (340)             0          7,597              0              0
Income tax provision (benefit)               (471)             0              0           (300)           340
                                          -------        -------        -------       --------       --------

Net income (loss)                        $ (3,361)      $ (2,811)      $(13,973)     $ (14,314)        $  512
                                          -------        -------        -------       --------       --------
                                          -------        -------        -------       --------       --------

Earnings (loss) per share                  $(0.55)        $(0.47)        $(2.37)        $(2.43)        $0.09
                                          -------        -------        -------       --------       --------
                                          -------        -------        -------       --------       --------

Weighted average number
 of shares and equivalents
 outstanding                                6,102          5,981          5,901          5,891          5,899
                                          -------        -------        -------       --------       --------
                                          -------        -------        -------       --------       --------

Balance Sheet Data:
 Working capital                          $(2,633)       $ 3,021       $ 13,786       $ 12,929       $ 19,999
 Total assets                              14,297         14,247         24,142         31,423         49,096
 Shareholders' equity                          44          3,335          5,994         19,943         34,183


Note

See Management's Discussion and Analysis ("MD&A") and Note 1 to the Consolidated Financial Statements.

Year ending January 1995 was an eleven month period. The Company chose to change the end of its fiscal year from the Saturday in February to the last
Saturday closest to January 31st. This change was made to align the Company's fiscal calendar to the seasonal patterns it experiences, as well as to enhance comparability of its fiscal quarter and annual results with similar retail companies in its industry segment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the Company's Consolidated Financial Statements and related notes included in this Form 10-K report. References to fiscal 1997 refer to the twelve months ended February 1, 1997 (which contains 53 weeks). References to fiscal 1996 refer to the twelve months ended January 27, 1996. References to fiscal year 1995 refer to the eleven months ended January 28, 1995. The Company uses a 4-5-4 fiscal calendar, which allows for four weeks in the first and third month of a fiscal quarter, and five weeks in the middle month. The Company made the decision during fiscal year 1995 to end future fiscal years at the completion of its fiscal January, as opposed to the end of February as it had previously done. This change was made to align the Company's fiscal calendar to the seasonal patterns that it experiences, as well as to enhance comparability of its fiscal quarter and year end results with similar retail companies in its industry segment.

Chapter 11 Reorganization

On May 13, 1994, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. During the reorganization, management restructured operations and capitalization in order to strengthen the Company's position and operating performance.

On October 16, 1995, the Bankruptcy Court entered an order establishing procedures for the solicitation to approve the First Amended Plan, scheduling a hearing for November 16, 1995, and approving the Company's Disclosure Statement regarding the First Amended Plan. On November 16, 1995, the Bankruptcy Court confirmed the Company's Second Amended Plan, subject to approval by the Bankruptcy Court of post-confirmation financing acceptable to the Company and the Unsecured Creditors Committee. On November 20, 1995, the Bankruptcy Court approved the LaSalle Facility described further under the caption "Liquidity and Capital Resources" under this Item 7. On November 28, 1995, the Bankruptcy Court approved the Company's Second Amended Plan. See "Item 1 - Business - Emergence from Bankruptcy" and "Plan of Reorganization" for more information regarding the reorganization and approved Second Amended Plan.

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


As a result of changing the fiscal calendar, fourth quarter sales and earnings generate the largest sales and earnings, followed by the third fiscal quarter. This pattern is expected to continue into the current year and all future years.

Budget Store Division Closure

As part of the Company's reorganization, the Company decided to close all off-price stores due to poor operating performance and use its resources in the higher margin and better performing men's and women's fashion stores. The Company operated 35 budget stores at the end of fiscal 1995. All were closed or converted to fashion stores before the end of fiscal 1997.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales:

                                    Twelve months   Twelve months  Eleven months
                                       ended           ended           ended
                                     February 1,    January 27,     January 28,
                                        1997          1996            1995

 Net sales                             100.0%        100.0%          100.0%
 Cost of sales, buying
 and occupancy costs                    77.4          75.5            79.3
 Selling, general and
 administrative expenses                29.4          28.7            27.9
 Interest and other income, net         (0.1)         (0.3)           (0.1)
 Reorganization (income)expense         (0.6)                          8.4
 Income taxes                           (0.7)
                                     ------------   -----------   ------------
 Net loss                               (5.4)%        (3.9)%         (15.5)%
                                     ------------   -----------   ------------
                                     ------------   -----------   ------------

Fiscal 1997 Compared to Fiscal 1996

Net sales decreased by $11.3 million or 15.5%, for fiscal 1997 compared to fiscal 1996. This decrease was primarily due to a reduction in store count. The Company began fiscal 1997 with 136 stores, closed 28 stores and opened 15 new stores, to end fiscal 1997 with 123 stores, a net reduction of 13 stores or 9.6%. Comparative store sales for fiscal year 1997 decreased by 4.2% from fiscal year 1996. The Company attributes the decline to cash flow problems that resulted in a decline in comparative store inventories of 16.1%. Although inventories declined significantly, inventory turnover increased as a result of increased acceptance of the Company's new merchandise strategy during the third and fourth quarters of fiscal year 1997. Enhanced turnover resulted in a comparable store sales performance that reflected a significantly smaller comparable store decrease than the decline in comparable store sales. During the fourth quarter comparable store sales increased by 4%.

Cost of sales, buying and occupancy costs increased as a percent of sales by 1.9% as a result of higher occupancy costs as a percentage of sales as the Company's inability to leverage these generally fixed costs was impaired by the decline in sales. Cost of sales related to merchandise remained the same as last year as a percent of sales.

Selling, general and administrative expenses increased as a percentage of net sales by 0.7 % primarily as result of the comparable stores sales decline which resulted in less sales to leverage expenses over, partially offset by corporate downsizing and cost constraint measures implemented during the year.

Interest and other income decreased from $279,000 (0.3% of sales) in fiscal 1996 to $55,000 (0.1% of sales) in fiscal 1997 as a result of lower cash balances available for investment and increased borrowings during the year.

The Company recorded a benefit of $471,000 during fiscal 1997 due to a federal income tax refund, received in October 1996, and a state income tax refund received in January 1997, which was a result of net operating loss carrybacks.

The Company incurred a loss of $3.4 million in fiscal 1997 ($0.55 per share) or 5.4% of sales. As a percent of sales, this represents a decline of 1.5% under fiscal 1996, of which a 2.3% decrease resulted from a comparative store sales decrease of 4.2% partially offset by reductions in general administrative expenses and store expenses, offset by the income tax benefit.

Fiscal 1996 Compared to Fiscal 1995

Net sales decreased by $17.6 million or 19.5%, for the twelve months of fiscal 1996 compared to the eleven months of fiscal 1995. This decrease was primarily due to a reduction in store count. The Company began fiscal 1996 with 174 stores, closed 48 stores and opened 10 new stores, to end fiscal 1996 with 136 stores, a net reduction of 38 stores or 21.8%. Continuing store comparative sales for fiscal year 1996 decreased by 2.0% from fiscal year 1995. The Company attributes the decline to poor acceptance of merchandise during the first part of fiscal 1996, prior to the introduction of its lifestyle merchandise strategy, as well as poor market conditions for women's apparel in general.

Cost of sales, buying and occupancy costs decreased as a percent of sales in the twelve months ended January 27, 1996, by 3.8 percent when compared with the eleven months ended January 28, 1995. This decrease was attributable to lower markdowns and lower occupancy expense. The Company believes that lower markdowns are an indication that the lifestyle merchandising strategy is working. Occupancy costs declined as a result of stringent management controls and negotiated rent relief agreements with landlords. The decrease is also due in part to closing poor performing stores.

Selling, general and administrative expenses increased as a percentage of net sales by 0.8 percent. When adjusting the prior year's results for twelve months, SG & A expenses declined by 0.7 percent.

Interest and other income increased by 0.2% of sales as a result of higher cash balances available for investment.

The Company incurred a loss of $2.8 million in fiscal 1996 ($0.47 per share) or 3.9% of sales. As a percent of sales, this represents an improvement of 11.6% over fiscal 1995, of which 8.4% was due to a reorganization charge of $7.6 million. The other 3.2% improvement resulted from closing poor performing stores, stringent cost controls, renegotiating occupancy agreements, and improved merchandising strategy. This loss is significantly less than the loss of $14.0 million in fiscal 1995. The majority of the loss for the fiscal year was incurred in the first quarter ($2.0 million).

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

Liquidity and Capital Resources

The LaSalle Facility

On November 20, 1995, the Bankruptcy Court approved a financing agreement on a revolving credit basis between the Company and LaSalle National Bank ("LaSalle"). The LaSalle Facility provides for borrowings and letters of credit, the aggregate of which cannot exceed the lower of $10 million or a computed borrowing base. Letters of Credit are limited to a maximum of $5 million. A first and only lien is granted to LaSalle on all Company assets (excluding capitalized leases and excluding permitted liens up to $400,000). The Company must maintain a scheduled minimum tangible net worth and may not declare or pay dividends or other distributions on account of any equity interest in the Company until payment or satisfaction in full of liabilities under the LaSalle Facility and termination of the financing agreement. Interest is charged at LaSalle's announced prime rate. The Company is charged an annual fee of 1% of the aggregate loan limit, normal audit fees, and a letter of credit fee of 1.25% per annum on the aggregate undrawn face amount of letters of credit outstanding. The agreement has a three-year term and was signed on December 4, 1995. As of the end of fiscal year 1997 and 1996 the balance under the line of credit was $3,177,000 and none, respectively. The Company believes it is in compliance with the Net Tangible Worth covenant of its bank agreement, subject to confirmation that its long term tax reserve is classified as subordinated debt. Continued compliance is dependent upon this interpretation and the Company's ability to continue to meet this covenant (See Note 8 in this Section).

As of the end of the fiscal year 1997 the Company had $3.2 million in direct borrowings. There were no letters of credit outstanding as of February 1, 1997.

General

The Company's principal needs for liquidity are to finance the purchase of merchandise inventories, fund its operations and make payments as outlined in the Plan. The Company has entered into negotiations for a more favorable credit facility and continues to seek an investor in order to remedy this issue.

Net cash provided by (used for) operations for fiscal 1997, 1996, and 1995 was ($2.9 million), ($7.8 million), and $4.2 million, respectively. Cash flow in 1997 was primarily the result of payments of accrued restructuring expenses ($4.5 million) and losses (net of depreciation and deferred rents) from operations ($2.9 million), and higher inventories ($612,000) partially offset by increases in accounts payable ($3.3 million). Accounts payable increased as a result of increased purchases during January of 1997 compared to January 1996 and the necessity to extend terms on existing trade debt as a result of the Company's liquidity problems.

Cash flow in 1996 was primarily the result of payments of accrued restructuring expenses ($5.4 million) and losses (net of depreciation and deferred rents) from operations ($2.0 million). Inventory and accounts payable both decreased as a result of lower purchases at year end resulting from the Company's reduction in stores.

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

Property and equipment expenditures were $767,000, $509,000, and $119,000 in Fiscal 1997, 1996, and 1995, respectively. The expenditures in both 1997 and 1996 were primarily related to the opening of new stores and remodeling of existing stores. The expenditures in 1995 were minor in nature. Both 1996 and 1995 were substantially less than normal expenditures as a result of the Company's Chapter 11 filing.

The Company made cash payments of $2,460,000 to Unsecured Creditors under the Plan in January 1996, subsequent to the 1996 fiscal year end. The second payment to Unsecured Creditors, originally due January 2, 1997, was placed in abeyance until at least July 1, 1997 following negotiations with the PCC. In April 1997 the PCC placed three members on the Company's five member Board of Directors.

On a going forward basis, the Company's liquidity and ability to make all remaining Plan payments is dependent on cash flow from operations, successful negotiations with creditors and management's ability to secure additional financing. The Company has negotiated a moratorium on this payment until at least July 1, 1997. In light of the Company's current projected earnings and cash flow, management believes the Company has the financial resources to maintain its current level of operations until July 1, 1997 and therefore will be unable to fulfill this obligation without an extension to the moratorium beyond July 1, 1997, additional financing, or working capital infusion (see Note 8 of the Consolidated Financial Statements for a discussion of the line of credit). The Company has retained a Seattle based investment banking firm to assist it in procuring additional financing, or equity capital. There can be no assurance that the Company will be successful in its attempt to consummate one of the alternatives outlined above.

Information Concerning Forward-Looking Statements

Certain matters discussed in this report concerning the business outlook, anticipated financial results, ability to obtain additional financing and obtaining additional extensions from the Post-Confirmation Creditors Committee constitute forward-looking statements and are based upon management's expectations and beliefs concerning future events impacting the corporation. There can be no assurance that these events will occur or that the Corporation's results will be as estimated.

The assumptions used as a basis for the forward-looking statements include many estimates which, among other things, depend on the achievement of inventory levels required to achieve its sales estimates and current level of credit being obtained from its vendors. In addition, many factors outside the control of the Corporation, including potential competitive pressures on selling price as well as general economic conditions in the markets in which the Corporation does business, also could impact the realization of such estimates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
Jay Jacobs, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 33 present fairly, in all material respects, the financial position of Jay Jacobs, Inc. and its subsidiary at February 1, 1997 and January 27, 1996, and the results of their operations and their cash flows for the periods indicated, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Price Waterhouse LLP

Seattle, Washington
April 25, 1997

                           JAY JACOBS, INC. AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEET

                            (Dollar amounts in thousands)

                                     A S S E T S
                                                  February 1,     January 27,
                                                      1997           1996

Current assets:
 Cash and cash equivalents                          $   249        $   705
 Accounts receivable                                    540            442
 Inventories                                          7,935          7,323
 Prepaid expenses                                       276            219
                                                    -------        -------
  Total current assets                                9,000          8,689

Property and equipment, net                           5,297          5,558
                                                    -------        -------
  Total assets                                      $14,297        $14,247
                                                    -------        -------
                                                    -------        -------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                   $ 4,735        $ 1,401
 Accrued payroll                                        217            529
 Accrued reorganization expenses                      2,618          3,188
 Sales taxes payable                                    575            237
 Other accrued expenses                                 311            313
 Line of credit                                       3,177             -
                                                    -------        -------
  Total current liabilities                          11,633          5,668

Deferred rental credits                                 331            995

Federal income tax refund reserve                     1,955
Accrued reorganization expenses                         334          4,249
                                                    -------        -------
TOTAL LIABILITIES                                    14,253         10,912

Shareholders' equity:
 Preferred stock: 5,000,000 shares authorized;
 none issued or outstanding                               0              0
 Common stock: 20,000,000 shares authorized;
 6,124,000 and 6,054,000 issued and outstanding      12,990         12,920
 Accumulated deficit                                (12,946)        (9,585)
                                                    -------        -------

 Total shareholders' equity                              44          3,335
                                                    -------        -------

 Commitments and contingencies (Notes 1 and 7)
                                                    $14,297        $14,247
                                                    -------        -------
                                                    -------        -------

             See accompanying notes to consolidated financial statements.

                           JAY JACOBS, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENT OF OPERATIONS
                       (In thousands, except per share amounts)



                                                     Year            Year           Eleven
                                                     ended          ended        months ended
                                                   February 1,    January 27,     January 28,
                                                     1997            1996            1995

Net sales                                          $ 61,571       $ 72,886       $ 90,490
                                                    --------       --------       --------
Operating costs and expenses:
 Cost of sales, buying and occupancy
  costs                                              47,676         55,052         71,715
 Selling, general and
  administrative expenses                            18,122         20,924         25,254
 Interest and other income, net                         (55)         ( 279)          (103)
                                                    --------       --------       --------

  Net operating expenses                             65,743         75,697         96,866
                                                    --------       --------       --------

Loss before reorganization
  items and income taxes                             (4,172)        (2,811)        (6,376)

Reorganization expense (income)                        (340)             0          7,597
Income tax benefit                                     (471)             0              0
                                                    --------       --------       --------

Net loss                                            $(3,361)      $ (2,811)      $(13,973)
                                                    --------       --------       --------

Loss per share                                      $ (0.55)       $ (0.47)       $ (2.37)
                                                    --------       --------       --------

Weighted average number of
  shares outstanding                                  6,102          5,981          5,901
                                                    --------       --------       --------



             See accompanying notes to consolidated financial statements.

                           JAY JACOBS, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     FOR THE ELEVEN MONTHS ENDED JANUARY 28, 1995
                         THE YEAR ENDED JANUARY 27, 1996 AND
                           THE YEAR ENDED FEBRUARY 1, 1997
                                    (In thousands)



                                                               Retained
                                      Common stock            earnings
                                 Shares          Amount       (deficit)        Total
Balance, February 26, 1994        5,896        $12,744        $ 7,199        $19,943

Proceeds from employee
 stock purchase plan                 11             24              -             24

Net loss                                                      (13,973)       (13,973)
                                  ------        -------      --------          -----
Balance, January 28, 1995         5,907         12,768         (6,774)         5,994

Issuance of shares to CEO           100            113                           113

Stock options exercised              47             39                            39

Net loss                                                       (2,811)        (2,811)
                                  ------        -------      --------          -----
Balance, January 27, 1996         6,054        $12,920         (9,585)        3,335

Stock options exercised              70             70                            70

Net loss                                                       (3,361)        (3,361)
                                  ------        -------      --------          -----
Balance, February 1, 1997         6,124        $12,990       $(12,946)         $  44
                                  ------        -------      --------          -----
                                  ------        -------      --------          -----


             See accompanying notes to consolidated financial statements.

                           JAY JACOBS, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (In thousands)

                                                                                              Eleven
                                                            Year ended     Year ended      months ended
                                                            February 1     January 27       January 28
                                                               1997            1996            1995
Cash flows from operating activities:
Net loss                                                     $ (3,361)      $ (2,811)      $(13,973)
Adjustments to reconcile net loss
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                                 1,150          1,157          1,832
Reversal of provision for deferred rents, net                    (664)          (323)          (828)
Non-cash restructuring charge                                       0              0          4,257
  Change in assets and liabilities:
   Accounts receivable                                            (98)          (181)           707
   Refundable income taxes                                          0              0          1,861
   Inventories                                                   (612)         1,256          7,611
   Prepaid expenses                                               (57)           (59)          (280)
   Accounts payable                                             3,334           (832)        (3,027)
   Accrued payroll                                               (312)           (72)           (38)
   Other accrued expenses                                         336           (461)          (797)
   Accrued restructuring expenses                              (4,485)        (5,435)         6,921
   Federal income tax refund reserve                            1,955              -              -
                                                             --------       --------       --------
                                                               (2,814)        (7,761)         4,246
                                                             --------       --------       --------
Cash flows from investing activities:
Capital expenditures                                             (889)          (509)          (119)
Net proceeds from sales of assets                                   0             38            115
                                                             --------       --------       --------
                                                                 (889)          (471)            (4)
                                                             --------       --------       --------
Cash flows from financing activities:
Net borrowing from line of credit                               3,177              0          2,130
Proceeds from options exercised or
 employee stock purchase plan                                      70             39             24
                                                             --------       --------       --------
                                                                3,247             39          2,154
                                                             --------       --------       --------
Net increase (decrease) in cash and
 cash equivalents                                                (456)        (8,193)         6,396
Cash and cash equivalents -beginning of year                      705          8,898          2,502
                                                             --------       --------       --------
Cash and cash equivalents -end of year                           $249           $705         $8,898
                                                             --------       --------       --------
                                                             --------       --------       --------
Supplemental disclosure of cash flow information:
Cash (received) paid during the year for income taxes          (2,426)             0              0
                                                             --------       --------       --------
                                                             --------       --------       --------

Cash paid during the year for interest                            292              0              0
                                                             --------       --------       --------
                                                             --------       --------       --------

Cash paid for reorganization items                              3,620          4,032            752
                                                             --------       --------       --------
                                                             --------       --------       --------

Shares issued for services                                          0            113              0
                                                             --------       --------       --------
                                                             --------       --------       --------


            See accompanying notes to consolidated financial statements.

                           JAY JACOBS, INC. AND SUBSIDIARY

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

On October 16, 1995, the Bankruptcy Court entered an order establishing procedure for the solicitation to approve the Company's First Amended Plan of Reorganization (the "First Amended Plan"), approving the Company's
Disclosure Statement regarding the first Amended Plan. On November 16, 1995, the Bankruptcy Court confirmed the Company's Second Amended Plan of Reorganization (the "Second Amended Plan" or the "Plan"), subject to approval by the Bankruptcy Court of post-confirmation financing acceptable to the Company and the Unsecured Creditors' Committee. On November 20, 1995, the Bankruptcy Court approved a financing agreement between the Company and LaSalle National Bank, and on November 28, 1995, the Company's Second Amended Plan became effective.

Unsecured creditors were paid an amount equal to 30% of the approved claim amount in January 1996 subsequent to the fiscal year end. These creditors made an election to either receive a second 30% payment in 1997, or receive a 15% payment in 1997 plus a note equal to 42% of the approved claim amount. The note will accrue interest at 9.5% per annum. Creditors elected to receive $390,000 in notes, leaving $2,485,000 due in a lump sum payment. As the result of negotiations with the Postconfirmation Creditors Committee (the "PCC"), the lump sum payment has been delayed until at least July 1, 1997 and the PCC have appointed three members to the Company's five member Board of Directors.

The Plan developed by the Company and confirmed by the Bankruptcy Court provided for the full payment of all Administrative Expense Claims as defined by the Bankruptcy Code. Allowed Priority Tax Claims, as defined in the Bankruptcy Code, are paid in thirteen equal quarterly installments beginning January 2, 1996. The tax claims include accrued interest at the rate of 9.5% per annum from the Petition Date through the Date of Confirmation. Thereafter, simple interest of 9.5% per annum accrues. Notwithstanding the foregoing, all Allowed Priority Tax Claims shall be paid in full within six years of the date of the assessment of the tax upon which such claim is based.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed above, the Company has been unable to pay the second payment to the unsecured creditors which was due January 2, 1997. The Company has negotiated a moratorium on this payment until at least July 1, 1997. In light of the Company's current projected earnings and cash flow, management believes the Company has the financial resources to maintain its current level of operations until July 1, 1997. However it will be unable to fulfill this obligation without an extension of the moratorium beyond July 1, 1997, additional financing, or working capital infusion. (See Note 8 for a discussion of the line of credit). The Company has retained a Seattle based investment banking firm to assist it in procuring additional financing, or equity capital. There can be no assurance that the Company will be successful in its attempt to consummate one of the alternatives outlined above.

Note 2 - Change in Fiscal Year End

During fiscal 1995, the Company made the decision to change its fiscal year to the Saturday closest to January 31st from the last Saturday in February. This change was made to align the Company's fiscal calendar to the seasonal patterns it experiences, as well as to enhance comparability of its fiscal quarter and annual results with similar retail companies in its industry segment.

Note 3 - Summary of Significant Accounting Policies

The following accounting principles and practices of Jay Jacobs, Inc. are set forth to facilitate the understanding of the consolidated financial statements.

Operations

The Company's primary business activity is the retailing of women's and men's apparel. The Company operates 123 stores in 20 states, primarily Washington, California, Alaska and Oregon.

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

Retail Sales

Revenues from retail sales (including lay-a-way transactions) are recognized at the time of sale, net of returns and exchanges, and exclude sales taxes.

Inventories

Inventories are valued at the lower of cost or market using the retail method on a first-in, first-out basis.

Property and Equipment

Property and equipment are recorded at cost. Additions, improvements and expenditures that significantly add to the utility of facilities are capitalized and depreciated. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation and amortization are computed by the straight-line method for financial reporting purposes and various methods for tax purposes. For financial reporting purposes, furniture, fixtures and equipment are depreciated over their useful lives of three to ten years and leasehold improvements are amortized over the term of the related lease. It is the Company's policy to write down assets when it is determined that it is probable that the assets' value is impaired. The carrying value of fixed assets is assessed for any permanent impairment by evaluating the operating performance and future undiscounted cash flows from operations of the underlying businesses. Adjustments are made if the sum of the expected future undiscounted net cash flows is less than book value. Statement of Financial Account Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of (SFAS 121), requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

Preopening and Store Closing Costs

Costs associated with the opening of new stores are charged to expense as incurred. The costs associated with store closures, net of amounts expected to be recovered, are expensed when the decision to close the store is made.

Advertising Costs

The Company did not advertise on its own during the year ended February 1, 1997. As is the case with most specialty retailers, the Company relies mainly on its locations in malls and on in-house graphics and displays to attract customers to its stores. The Company pays for cooperative advertising in the form of mall dues. Advertising costs, for the year ended February 1, 1997 were expensed as incurred and totaled $122,000, year ended January 27, 1996 was $219,000 and eleven months ended January 28, 1995 was $452,000.

Income Taxes

The Company accounts for income taxes under an asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Earnings (Loss) per Share

Earnings (loss) per share is based on the weighted average number of shares outstanding during each year as adjusted to take into account the effect of outstanding options to purchase common stock unless the effect of including such options is anti-dilutive. The effect of the outstanding options is computed using the treasury stock method. The weighted average number of shares and equivalents outstanding were 6,102,000, 5,981,000, and 5,901,000 for the periods ended February 1, 1997, January 27, 1996, and January 28, 1995, respectively.

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

Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued payroll, accrued reorganization expenses, a line of credit and other accrued expenses. These balances, as presented in the financial statements at February 1, 1997, approximate their fair value.

Note 4 - Property and Equipment

    The composition of property and equipment is:

                                                   February 1,     January 27,
                                                      1997           1996

    Leasehold improvements                          $ 7,910        $ 9,144
    Furniture, fixtures and equipment                18,172         17,267
                                                     ------         ------
                                                     26,082         26,411

    Less accumulated depreciation
      and amortization                               20,785         20,853
                                                     ------         ------
                                                    $ 5,297        $ 5,558
                                                     ------         ------
                                                     ------         ------

Note 5 - Reorganization Expenses

During 1995, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code and decided to close 84 stores. The Company recorded a reorganization provision of $7,597,000 related to these events. Property and equipment was written down by $1,978,000, inventory reserves for closed stores were $1,200,000, $752,000 was incurred in professional fees and expenses and $3,667,000 represents the provision related to lease rejection laims. Unpaid costs related to this reorganization were $2,952,000 at February 1, 1997 and $7,437,000 at January 27, 1996. Claims payable within a year are classified as current liabilities.

There was $2,485,000 payable to creditors in January 1997. The Company entered into negotiations with the PCC to delay the second payment. As a result of the negotiations the second payment has been delayed until at least July 1, 1997 and the PCC has appointed three members to the Company's five member Board of Directors.

Note 6 - Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

                                                Fiscal      Fiscal     Fiscal
                                               year end     year end  year end
                                                 1997         1996      1995


             Current                            $   0         $ 0        $ 0
             Deferred                            (471)          0          0
                                                -----         ---        ---
                                                $(471)        $ 0        $ 0
                                                -----         ---        ---
                                                -----         ---        ---

The difference between the income tax provision (benefit) based upon statutory income tax rates and the income tax provision (benefit) recorded in the financial statements is attributable to the following (in thousands):

                                                Fiscal      Fiscal     Fiscal
                                               year end     year end  year end
                                                 1997         1996      1995

   Income taxes at Federal
     statutory rates of 34%                    $(1,303)     $ (956)    $(4,751)
   Change in valuation allowance                (1,029)        918       4,761
   Reserve against tentative
     income tax refund, refund received          1,955           0           0
   Other                                           (94)         38         (10)
                                               -------      ------     -------
                                               $  (471)     $    0     $     0
                                               -------      ------     -------
                                               -------      ------     -------

Deferred tax assets (liabilities) at February 1, 1997 and January 27, 1996 were comprised of the following (in thousands):

                                                   February 1      January 27
                                                      1997           1996

     Operating loss carryforward                    $ 9,089        $ 9,692
     Accrued reorganization expenses
      and liabilities subject to compromise               0              0
     Deferred rental credits                            112            338
     Inventory valuation                                 98            233
     Minimum tax credit carryforward                    198            184
     Other, net                                         138            217
                                                    -------        -------
                                                      9,635         10,664
     Less: Valuation allowance                        9,635         10,664
                                                    -------        -------
     Net deferred tax assets                        $     0        $     0
                                                    -------        -------
                                                    -------        -------

At February 1, 1997, the Company had available Federal net operating loss (NOL) carryforwards of approximately $26,733,000 which expire in 2009 through 2012. If certain substantial changes in the Company's ownership should occur, there would be a limitation on the amount of the NOL carryforwards which could be utilized.

The Company carried back, under IRC section 172 (f), $6,829,000 of the fiscal 1997 net operating losses to tax years beginning on or after January 1, 1984. Accordingly, the Company filed for and received a tentative refund in October 1996, $2,355,000 (net of fees paid to prepare the refund claim). The tentative tax refund is subject to audit by the Internal Revenue Service and as a result the Company has established a reserve for this claim in the amount of $1,955,000. The Company also received state income tax refunds of $71,000 during fiscal 1997.

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

    Net rental expense includes the following (in thousands):

                                      Fiscal         Fiscal       Eleven months
                                     year end        year end         ended
                                    February 1,    January 27,      January 28,
                                       1997            1996            1995

   Minimum rent                      $ 5,554        $ 5,884        $ 9,457
   Provision for deferred rent          (664)          (323)          (818)
   Contingent rent                     1,378          1,209            640
   Property taxes and other              437            701          1,070
                                     -------        -------        -------
                                     $ 6,705        $ 7,471        $10,349
                                     -------        -------        -------
                                     -------        -------        -------

   Minimum rental commitments for leases in effect at February 1, 1997 are as follows (in thousands):

     Year ending
     January 1998                    $ 5,247
     January 1999                      5,008
     January 2000                      3,904
     January 2001                      3,514
     January 2002                      1,944
     January 2003 and thereafter       3,115
                                     -------
                                     $22,732
                                     -------
                                     -------

Note 8 - Line of Credit

On November 20, 1995, the Bankruptcy Court approved a financing agreement, on a revolving credit basis (the "LaSalle Facility"), between the Company and LaSalle National Bank. The LaSalle Facility provides for borrowings and letters of credit, the aggregate of which cannot exceed the lower of $10 million or a computed borrowing base. Letters of Credit are limited to a maximum of $5 million. A first and only lien is granted to LaSalle on all Company assets (excluding capitalized leases and excluding permitted liens up to $400,000). The Company must maintain a scheduled minimum tangible net worth and may not declare or pay dividends or other distributions on account of any equity interest in the Company. Interest is charged at LaSalle's announced prime rate. The Company is charged an annual fee of 1.25% per annum on the aggregate undrawn face amount of letters of credit outstanding. The agreement has a three year term and was signed on December 4, 1995.

As of the end of fiscal year 1997 and 1996 the balance under the line of credit was $3,177,000 and none, respectively. The Company believes it is in compliance with the Net Tangible Worth covenant of its bank agreement, subject to confirmation that its long term tax reserve is classified as subordinated debt. Continued compliance is dependent upon this interpretation and the Company's ability to continue to meet this covenant.

Note 9 - Stock Option Plans

At February 1, 1997, the Company had stock based compensation plans which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan for grants issued at or above fair market value. Had compensation cost for the Company's stock-based compensation plans been determined consistent with FASB Statement No. 123 "Accounting for Stock-Based Compensation" (including modifications detailed below). The Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal years 1996 and 1997, respectively. No dividends in either year, expected volatility of 70% and 79%, weighted-average risk-free interest rates of 5.69% to 7.76% and 5.36% to 6.27% and expects lives of five years for both periods.

                                       1997            1996
                                       ----            ----
Net Loss           As Reported       $(3,361)       $(2,811)
                   Pro Forma         $(3,688)       $(3,206)

Loss Per Share     As Reported        $(0.55)        $(0.47)
                   Pro Forma          $(0.60)        $(0.54)

Fixed Stock Option Plans

The Company has fixed option plans. Generally, options vest over a three year period. All options expire ten years from date of grant. The non-qualified plan has 400,000 authorized shares of which 151,050 were available for future grant as of February 1, 1997. A retention plan issued 151,069 shares in July 1994 with an exercise price of $1.00. As of February 1, 1997, 46,543 options remained outstanding under the retention plan. The Directors and Executives plan had 566,000 shares issued as of February 1, 1997.

A summary of the status of the Company's fixed stock option plans as of February 1, 1997 and January 27, 1996 and changes during the years then ended is presented below :



                                       1997                           1996
                                     ------------------------      -----------------------
                                     Weighted                      Weighted
                                     Average                       Average
                                     Exercise                      Exercise
                                      Shares         Price         Shares          Price
Outstanding at beginning of year     951,790          $1.34        781,335          $0.96
 Granted                             882,993           0.25        432,633           1.83
 Exercised                           (69,414)          1.00        (47,220)           .83
 Canceled                           (795,876)          1.02       (214,958)          1.01

Outstanding at end of year           969,493          $0.25        951,790          $1.34

Options exercisable at end of year   728,903                       318,688
Weighted Average fair value
of Options granted during the year     $0.62                         $1.24


During fiscal 1997, the Board of Directors of the Company voted to reprice the exercise price for all outstanding options to $0.25 per share. Therefore, the weighted average exercise price for all outstanding shares at year end is $0.25 per share, and the weighted-average remaining contractual life is four years.

Note 10 - Stock Purchase Plan

During the year ended February 28, 1991 the Company adopted a stock purchase plan. Under the plan, employees are allowed to purchase common stock of the Company at a price equal to 90 percent of the stock's market value as of certain dates. Shares issued under the plan totaled 11,660 during the period ended January 28, 1995. There were no shares issued in fiscal 1996 or fiscal 1997.

Note 11 - Profit Sharing Plan

The Company maintains a discretionary profit-sharing plan for all employees meeting certain age and length of service requirements. No contribution was made for the fiscal periods ended February 1, 1997, January 27, 1996 or January 28, 1995.

Note 12 - Selected Quarterly Financial Data (Unaudited)

    Selected quarterly financial data is as follows (in thousands, except per share amounts):


RESTATED
Year ended                                 Fourth          Third         Second          First
February 1, 1997                           quarter        quarter        quarter        quarter
 Net sales                                $17,795        $13,479        $16,472        $13,825
 Gross profit, less buying
  and occupancy costs                       5,038          2,596          3,484          2,777
 Reorganization items                                                       340
 Federal income tax refund                     71            400
 Net income (loss)                            351         (1,261)          (653)        (1,798)
 Net income (loss) per share               $ 0.06        $ (0.21)       $ (0.11)       $ (0.30)

The second quarter was restated to reclassify ($340) of the SGA expense to reorganization items. A portion of the third quarter Federal Income Tax refund, in the amount of $1955 was reclassified as reserve for future liability, as a result of an unfavorable tax court ruling that occurred subsequent to the third quarter.

As originally reported
in each respective
quarters 10-Q report
Year ended                                 Fourth          Third         Second          First
February 1, 1997                           quarter        quarter        quarter        quarter

 Net sales                                $17,795        $13,479        $16,472        $13,824
 Gross profit, less buying
  and occupancy costs                       5,038          2,596          3,824          2,778
 Reorganization items
 Federal income tax refund                     71          2,355
 Net income (loss)                            351            694           (653)        (1,797)
 Net income (loss) per share              $  0.06        $ (0.11)       $ (0.11)       $ (0.30)

Year ended
January 27, 1996
 Net sales                                $18,625        $18,357        $18,799        $17,105
 Gross profit, less buying
  and occupancy costs                       5,418          4,758          4,499          3,159
 Net income (loss)                            261           (495)          (589)        (1,988)
 Net income (loss) per share                 0.04          (0.08)         (0.10)         (0.34)


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

The current executive officers of the company are as follows:

           Name                      Age                    Position
           ----                     -----                   --------

         Rex Loren Steffey           47             President and Chief
                                                     Executive Officer

         William L. Lawrence, Jr.    46             Senior Vice President
                                                     and Chief Financial Officer

Rex Loren Steffey came to Jay Jacobs in September 1994 from Paul Harris Stores, Inc., an Indiana- based fashion retail enterprise similar to that of Jay Jacobs. He has 20 years of experience in the retail industry. Mr. Steffey served in various executive merchandising positions at Paul Harris from 1975 to 1986. From 1987 to 1991 Mr. Steffey held senior positions with the Cato Corporation and Montgomery Ward. Mr. Steffey rejoined Paul Harris as Vice President of Merchandising in June 1991, shorlty after it filed for Chapter 11 protection, to revamp its merchandising strategy and control. He directed Paul Harris' merchandise planning, distribution, marketing, and management information services during and through its successful Chapter 11 reorganization which was concluded in September 1992.

Mr. Steffey was the Senior Vice President of Operations at Paul Harris from March 1993 until August 1993. Thereafter, he served as its President and Chief Operating Officer until he was hired by Jay Jacobs.

William L. Lawrence, Jr. came to Jay Jacobs in January 1995. He has over 20 years of retail experience. Prior to joining the Company, Mr. Lawrence was Senior Vice President and Chief Financial Officer for Paul Harris Stores, Inc. from March 1994 until January 1995. From March 1993 to March 1994, he was Senior Vice President-Finance of Paul Harris. From 1990 until March 1993, Mr. Lawrence also served as Paul Harris' Vice President-Controller, Corporate Secretary, and Assistant Treasurer.

CURRENT DIRECTORS

                                                           Director
         Name                           Age                 Since
         ----                           ---                 -----

         Jay Jacobs                     85                  1959

         Rex Loren Steffey              47                  1994

         Robert Bartlett                53                  1997

         Paul Buxbaum                   42                  1997

         Bill Nandor                    55                  1997

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

Robert Bartlett has been a director of Bartlett, Joseph & Associates, a retail management consulting firm since 1987. Mr. Bartlett is a career management consultant with over 20 years of experience serving the retail industry. Mr. Bartlett previously served as the Partner-In-Charge, Retail Management Consulting, Coopers and Lybrand West Region and as a partner and national director for retail consulting for Touche Ross and Company. Mr. Bartlett is a member and on the board of advisors of the Retail Management Institute at the University of Santa Clara.

Paul Buxbaum is President of Buxbaum, Ginsberg & Associates, Inc., a national merchandising firm that does consulting regarding a company's restructuring needs and future operating capacity. Since 1995 Mr. Buxbaum has served as director and member of the Audit Committee of Richman Gordman Half Price Stores. Since January 1993, Mr. Buxbaum has served as Chairman of the Board of Directors of Ames Department Stores, Inc.

William Nandor runs his own management consulting firm, the Nandor Group. He has been active in retailing for over thirty years. Mr. Nandor served as Executive Vice President and Chief Operating Officer of Sesame Street Stores from 1993 to 1995. He was President and Chief Operating Officer of Imposters Copy Jewelry from 1990 through 1993. Mr. Nandor served as President and Chief operating Officer of Gymboree Stores from 1987 through 1990.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Part III (Item 11) is set forth in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of February 1, 1997. Such information is incorporated herein by reference and made a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Part III (Item 12) is set forth in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of February 1, 1997. Such information is incorporated herein by reference and made a part hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Part III (Item 13) is set forth in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of February 1, 1997. Such information is incorporated herein by reference and made a part hereof.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 14. (a)(1) FINANCIAL STATEMENTS

  Report of Independent Accountants
  Consolidated Balance Sheet as of February 1, 1997 and January 27, 1996 Consolidated Statement of Operations for the year ended February 1, 1997, the year ended January 27, 1996 and the eleven months ended January 28, 1995.

  Consolidated Statement of Shareholders' Equity
  Consolidated Statement of Cash Flows for the year ended February 1, 1997, the year ended January 27, 1996 and the eleven months ended January 28, 1995.

  Notes to Consolidated Financial Statements

ITEM 14. (a)(2)

  Schedule II - Valuation and Qualifying Accounts

ITEM 14. (a)(3) LIST OF EXHIBITS

  2.1 Company's Second Amended Chapter 11 Plan of Reorganization dated November 16, 1995. (Incorporated by reference to Exhibit 2 to the Company's Form 8-K report dated November 16, 1995.)

         Exhibit A Specimen 9.5% Per Annum Promissory Note of the
              Company Due January 2, 2001. (Incorporated by reference to Exhibit A to Exhibit 2 to the Company's Form 8-K dated October 16, 1995.)
         Exhibit B Leases to be Assumed. (Incorporated by reference to Exhibit B to Exhibit 2 to the Company's Form 8-K report dated November 16, 1995.)
         Exhibit C 1995 Stock Option Plan of the Company.
              (Incorporated by reference to Exhibit D to Exhibit 2 to the Company's Form 8-K report dated October 16, 1995.)
  2.2 Bankruptcy Court Order Confirming Company's Second Amended Chapter 11 Plan of Reorganization. (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K report dated November 16, 1995.)
  2.3t Loan and Security Agreement between LaSalle National Bank and the Company dated as of December 4, 1995.
  2.4t $10,000,000 Note of the Company to LaSalle National Bank dated as of December 4, 1995.
  3.1*   Restated Articles of Incorporation of the Company.
  3.3*   Bylaws of the Company.

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

  10.35@     1995 Stock Option Plan of the Company. (Incorporated by
             reference to Exhibit D to Exhibit 2 to the Company's Form 8-K
             report dated October 16, 1995.)
  10.36@     Employment Agreement between Rex Loren Steffey and the Company effective as of July 1, 1995. (Incorporated by reference to
             Exhibit B-1 to the Company's Form 8-K report dated October 16,
             1995.)
  10.37@     Employment Agreement between William L. Lawrence, Jr., and the
             Company effective as of July 1, 1995. (Incorporated by reference to Exhibit B-2 to Exhibit 99.5 to the Company's Form 8-K report dated October 16, 1995.)
  10.38@     Form of Stock Option Agreement for the 1994 Corporate Office
             Key Employee Retention Plan. (Incorporated by reference to
             Exhibit 4.1 to the Company's Form S-8 Registration Statement
             on Form S-8 under the Securities Act of 1933 (Registration
             No. 33-95244) effective August 4, 1995.)
  10.39@     The Jay Jacobs Executive Stock Option Agreement dated as of
             September 2, 1994, as amended. (Incorporated by reference to
             Exhibit 4.2 to the Company's Form S-8 Registration Statement
             on Form S-8 under the Securities Act of 1933 (Registration
             No. 33-95244) effective August 4, 1995.)
  10.40@     The Rex Loren Steffey Executive Stock Option Agreement dated as of September 9, 1994, as amended. (Incorporated by reference to
             Exhibit 4.4 to the Company's Form S-8 Registration Statement on
             Form S-8 under the Securities Act of 1933 (Registration No.
             33-95244) effective August 4, 1995.)
  10.41@     The Rex Loren Steffey Restricted Stock Agreement dated as of
             September 9, 1994, as amended. (Incorporated by reference to
             Exhibit 4.5 to the Company's Form S-8 Registration Statement
             on Form S-8 under the Securities Act of 1933 (Registration
             No. 33-95244) effective August 4, 1995.)
  10.42@     The Rex Loren Steffey Executive Stock Option Agreement dated as of October 20, 1994, as amended. (Incorporated by reference to
             Exhibit 4.6 to the Company's Form S-8 Registration Statement on
             Form S-8 under the Securities Act of 1933 (Registration No.
             33-95244) effective August 4, 1995.)
  10.43@     The William L. Lawrence, Jr. Management Option Agreement dated as of January 30, 1995. (Incorporated by reference to Exhibit 4.11 to the Company's Form S-8 Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 33-95244) effective
             August 4, 1995.)
  10.44@     The William L. Lawrence, Jr. Management Option Agreement dated as of January 30, 1995. (Incorporated by reference to Exhibit 4.12 to the Company's Form S-8 Registration Statement on Form S-8 under the Securities Act of 1933 (Registration No. 33-95244) effective
             August 4, 1995.)
  10.45##### New Board of Directors Effective April 17, 1997.
  21         Schedule of Subsidiaries.
  23         Consent of Price Waterhouse LLP.
  27         Financial Data Schedule.

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

  ####Incorporated by reference utilizing the same exhibit numbers to the Company's Form 10-K for the period January 28, 1995.

  #####Included by reference to the Company's 8-K report filed May 2, 1997.

  t Incorporated by reference (utilizing the same exhibit numbers) to the Company's 10-K/A, Amendment No. 1, for the fiscal year ended January 27, 1996.

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

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 1997.

                   Jay Jacobs, Inc.



                     By: /s/  Rex Loren Steffey
                      Rex Loren Steffey
                      President and Chief Executive Officer
                      and Director (Principal Executive
                      Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                    Title                                  Date


/s/ Jay Jacobs
Jay Jacobs                     Chairman of the Board              May 16, 1996
                               and Director


/s/ Rex Loren Steffey
Rex Loren Steffey              President, Chief Executive         May 16, 1997
                               Officer and Director


/s/ Robert Bartlett
Robert Bartlett                Director                           May 16, 1997



/s/ Paul Buxbaum
Paul Buxbaum                   Director                           May 16, 1997


/s/ William Nandor
William Nandor                 Director                           May 16, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENTS SCHEDULE


To the Board of Directors and
Shareholders of Jay Jacobs, Inc.


Our audit of the consolidated financial statements referred to in our report dated April 25, 1997 appearing on page 16 of this Annual Report on Form 10-K also included audits of the information included in the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K for the year ended February 1, 1997, the year ended January 27, 1996 and the eleven months ended January 28, 1995. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information for the year ended Feburary 1, 1997, the year ended January 27, 1996 and the year ended January 28, 1995 set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP
Seattle, Washington

April 25, 1997