Form 10-Q
period 1997-05-03
JACOBS JAY INC
filed 1997-06-16
CIK 812127

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                      FORM 10-Q
(Mark One)
         [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended May 3, 1997

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

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.        Yes    X     No

Applicable only to corporate issuers :

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 1997

(Common Stock, 6,123,917 shares.)

                            PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          JAY JACOBS, INC. AND SUBSIDIARY

                              Consolidated Balance Sheet
                            (Dollar amounts in thousands)
                                     (Unaudited)

                                                    May 3,       February 1,
                                                     1997           1997

Assets

Current assets:
  Cash and cash equivalents                      $     40       $     249
  Accounts receivable                                 995             540
  Inventories                                       9,781           7,935
  Prepaid expenses                                    324             276
                                                 --------         -------
    Total current assets                           11,140           9,000
                                                 --------         -------
Property and equipment, net                         5,033           5,297
                                                 --------         -------
                                                 $ 16,173       $  14,297
                                                 --------         -------
                                                 --------         -------

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                               $  5,951       $   4,735
  Accrued payroll                                     423             217
  Accrued reorganization expenses                   2,600           2,618
  Other accrued expenses                              392             311
  Sales Tax Payable                                   497             575
  Short Term Bank Debt                              4,440           3,177
                                                 --------         -------
    Total current liabilities                      14,303          11,633
                                                 --------         -------
Deferred rental credits                               307             331
                                                 --------         -------
Federal Income Tax Refund Reserve                   1,980           1,955
Accrued reorganization expenses                       257             334
                                                 --------         -------
Shareholders' equity:
  Preferred stock:
    Authorized - 5,000,000 shares;
     Issued and outstanding - none                      -             -
  Common stock:
    Authorized - 20,000,000 shares;
     Issued and outstanding -
     6,124,000 and 6,124,000
      shares                                       12,992          12,990
  Retained earnings                               (13,666)        (12,946)
                                                 --------         -------
                                                     (674)             44
                                                 --------         -------
                                                 $ 16,173       $  14,247
                                                 --------         -------
                                                 --------         -------

                            PART I.  FINANCIAL INFORMATION

                          JAY JACOBS, INC. AND SUBSIDIARY

                         Consolidated Statement of Operations
                       (In thousands, except per share amounts)
                                     (Unaudited)




                                                Three months ended
                                            May 3,             April 27,
                                            1997                 1996

Net sales                                   $13,466              $13,824
                                            -------              -------

Operating costs and expenses:
 Cost of sales, buying and
  occupancy costs                            10,553               11,046
 Selling, general and
  administrative expenses                     3,983                4,509
 Interest and other income, net                 127                   66
                                            -------              -------
  Net operating expenses                     14,663               15,621
                                            -------              -------


Income (loss) before reorganization
 items and income taxes                      (1,197)              (1,797)

Income tax provision (benefit)                 (479)                   0
                                            -------              -------

Net income (loss)                           $  (718)             $(1,797)
                                            -------              -------
                                            -------              -------


Earnings (loss) per share                   $ (0.12)             $ (0.30)
                                            -------              -------
                                            -------              -------
Weighted average number of
 shares outstanding                           6,124                6,058

                            PART I. FINANCIAL INFORMATION

                           JAY JACOBS,INC. AND SUBSIDIARY

                         Consolidated Statement of Cash Flows
                                    (In thousands)
                                     (Unaudited)



                                               Three months ended
                                            May 3,              April 27,
                                            1997                  1996

Cash flows from operating activities:
Net loss                                    $(718)               $(1,797)
Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization               286                    311
  Change in deferred rents                     24                   (189)
  Change in assets and liabilities:
   Accounts receivable                       (455)                  (167)
   Inventories                             (1,846)                (2,214)
   Prepaid expenses and other                 (48)                  (120)
   Accounts payable                         1,216                  3,022
   Accrued payroll                            206                    319
   Other accrued expenses                       3                   (299)
   Accrued Restructuring Expenses             (95)                (2,982)
   Federal Income Tax Refund Reserve           25                      0
                                            -------              -------
                                           (1,450)                (4,116)
                                            -------              -------
Cash flows from investing activities:
Net increase in property and equipment        (22)                  (663)


Cash flows from financing activities:
Net borrowing from line of credit           1,263                  4,089
Proceeds from options exercised                 0                      6

Net change in cash and cash equivalents      (209)                  (684)
Cash and cash equivalents - beginning
 of period                                    249                    705
Cash and cash equivalents - end of period   $  40                  $  21

                          JAY JACOBS, INC. AND SUBSIDIARY

                 Notes to Unaudited Consolidated Financial Statements

Note 1. Financial Presentation:

       The attached unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information not misleading and that the information furnished reflects all material adjustments which are, in the opinion of management, necessary to present fairly its results for the interim periods reported and that all such adjustments are of normal recurring nature. The consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K filed with the Securities and Exchange Commission on May 2, 1997.

Note 2. Earnings (Loss) Per Share

    Earnings (loss) per share is based on the weighted average number of shares outstanding during the quarter as adjusted to take into account the effect of outstanding options to purchase common stock unless the effect of including such options is anti-dilutive. The effect of the outstanding options is computed using the treasury stock method. The weighted average number of shares and equivalents outstanding were 6,124,000 and 6,058,000 for the periods ended May 3, 1997 and April 27, 1996, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    General

    All references herein to fiscal 1997, 1996 and 1995 relate to the twelve months ended February 1, 1997, the twelve months ended January 27, 1996, and the eleven months ended January 28, 1995. References to first quarter 1998 and 1997 relate to the three months ended May 3, 1997 and April 27, 1996, respectively. The Company made the decision, during fiscal 1995, to change its fiscal year to end on the last Saturday in January, as opposed to the last Saturday in February. This change was made to align the Company's fiscal calendar to the seasonal patterns that it experiences, as well as to enhance comparability of its fiscal quarter and year end results with similar retail companies in its industry segment.

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

Results of Operations

    The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales:

                                       Percentage of net sales
                                       Three months ended April
                                           1997            1996
Net sales                                  100.0%          100.0%
Cost of sales, buying and
 occupancy costs                           78.4             79.9
Selling, general and
  administrative expenses                  29.6             32.6
Interest expense (income)                   0.9              0.5
                                          ----------------------
  Net loss                                (8.9%)           (13.0)%


Quarter ended May 3, 1997 compared to quarter ended April 27, 1996

    Net sales decreased by $358,000, or 2.6%, in the quarter ended May 3, 1997 as compared to the same period a year earlier. This decrease was primarily due to store closures, partially offset by a comparable store sales increase of 7.6%. During the first quarter the Company opened 8 stores and closed 15, including stores relocated within the same mall, for a net reduction of seven stores, leaving 116 stores in operation at the end of the first quarter 1997. The Company operated 16 fewer stores at the beginning of the first quarter of FY 1998 (123) than it did at the beginning of the first quarter of FY
1997 (132). Comparable store sales increased primarily as a result of improved merchandising by the Company.

    Cost of sales, buying and occupancy costs decreased as a percentage of sales by 1.5%. This was primarily due to lower a higher initial mark-up of inventory and a lower mark-down to sales.

    Selling, general and administrative expenses decreased as a percentage of sales by 3.0%, primarily as a result of staff reductions and tighter cost control measures implemented during the year.

    Interest expense as a percent of sales was 0.9% in the first quarter of fiscal 1998 compared to 0.5% of sales in the first quarter of fiscal 1997. This resulted from increased short term borrowing during the quarter when compared with the prior year.

    The Company incurred a loss of $0.7 million during the first quarter of FY 1998 ($0.12 per share) down from $1.8 million in the first quarter of FY 1997 ($0.30 per share). The loss was anticipated as a result of seasonal buying patterns. The improvement over last year resulted from a 7.6% increase in comparable store sales and lower operating expenses.

Liquidity and Capital Resources

    The LaSalle Facility

    On November 20, 1995, the Bankruptcy Court approved a financing agreement on a revolving credit basis between the Company and LaSalle National Bank ("LaSalle"). The LaSalle Facility provides for borrowing and letters of credit, the aggregate of which cannot exceed the lower of $10 million or 50% of inventory and outstanding letters of credit. Letters of credit are limited to a maximum of $5 million. A first and only lien is granted to LaSalle on all Company assets (excluding capitalized leases and excluding permitted liens up to $400,000). The Company must maintain a scheduled minimum tangible net worth and may not declare or pay dividends or other distributions on account of any equity interest in the Company until payment or satisfaction in full of liabilities under the LaSalle Facility and termination of the financing agreement. Interest is charged at LaSalle's announced prime rate. The Company is charged an annual fee of 1% of the aggregate loan limit, normal audit fees, and a letter of credit fee of 1.25% per annum on the aggregate undrawn face amount of letters of credit outstanding.
The agreement has a three-year term and was signed on December 4, 1995.

    As of the end of the first quarter of 1998 the Company had $4,440,000 of direct borrowing and no outstanding letters of credit. The Company is currently negotiating with other lenders with the goal of obtaining a higher advance rate which will increase its borrowing capacity.

General

    The Company's principal needs for liquidity are to finance the purchase of merchandise inventories, fund its operations and make payments under its Plan of Reorganization.

    Net cash used for operations for the first quarter of FY 1998 and FY 1997 was $1.5 and $4.1 million, respectively. The use of cash during the first quarter of FY 1998 resulted primarily from an increase in inventory ($1.8 million) and the operating loss ($0.7 million), partially offset by an increase in accounts receivable ($1.2 million). The use of cash during the first quarter of FY 1997 resulted primarily from operating losses during the quarter and payments made under the Plan of Reorganization. Payments under the Plan of Reorganization of $2,289,000 were made for Allowed Claims in late January
1996, subsequent to fiscal year end. Additional payments were made for Allowed Priority Tax Claims, disputed claims that were subsequently settled and other costs associated with the Plan of Reorganization in the aggregate amount of $693,000.

    Property and equipment expenditures were $22,000 and $663,000 respectively. The expenditures during first quarter FY 1988 were minor in nature. The expenditures during the first quarter of 1997 were a result of opening 10 stores and converting 5 stores to new formats. Future expenditures on property and equipment will be limited to available working capital.

    The Company had a working capital deficit of $3,163,000 at May 3, 1997 compared to a working capital deficit of $1,206,000 at April 27, 1996. The working capital declined $1,957,000 primarily due to the loss incurred during the first quarter and increased accounts payable.

    Under the terms of the Company's Second Amended Plan of Reorganization (approved by the Bankruptcy Court on November 16, 1995), the unsecured creditors received a payment of 30% of their approved claims in January 1996.
 These creditors made an election to receive either a second 30% payment in January, 1997, or a 15% payment plus a note equal to 42% of the approved claim amount. The Company entered into negotiations with the Postconfirmation Creditors Committee (the "PCC") to delay the January 1997 payment. On April 17, 1997, pursuant to an agreement in principle between the PCC, and Jay Jacobs, founder and majority shareholder of the Company (the "PCC Agreement"), the January 1997 payment to the creditors was placed in abeyance. PCC members granted an initial moratorium, subject to extension by the PCC, until July 1, 1997, to resolve the 1997 payment. As a result the Company accepted the resignation of four of its six directors and reduced the size of its Board of Directors to five, three of which were chosen by the PCC members. The directors who resigned were Shelly Swerland, Gilbert Scherer, David Taylor and William L. Lawrence, Jr. The reconstituted board was initially comprised of Robert Bartlett, Principal of Bartlett Joseph Associates, Paul Buxbaum, President of Buxbaum, Ginsberg & Associates Inc., Alan Schlesinger, Chairman, CEO and President of Lamonts Apparel, Inc., Mr. Jacobs and Rex Steffey, President and CEO of the Company. As of May 2, 1997, Mr. Schlesinger resigned from the Board and was replaced by William Nandor.

    During the current fiscal year ending January 31, 1998, the Company will be obligated to pay approximately $201,000 to Allowed Priority Tax Claims.

    At May 3, 1997 the Company had $40,000 in cash and cash equivalents. The Company had approximately $226,000 of potential liquidity under terms of its LaSalle Facility based on its borrowing base formula. On a going forward basis, the Company's liquidity is dependent on a combination of cash flow from operations and management's ability to secure additional financing. There can be no assurance that commercial or corporate financing will be available, or if available, on terms acceptable to the Company. If sufficient working capital cannot be secured in a timely fashion or results of operations do not improve, the Company may not be able to pay its obligations in a timely manner.

                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
     None

Item 2.  Changes in Securities

     None



Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

    As a result of negotiations with the PCC, on April 17, 1997 the size of the Board of Directors was reduced to five from six and four members of the Board of Directors resigned. A new five member Board of Directors was elected, consisting of Rex Steffey, CEO and President of Jay Jacobs, Inc., Paul Buxbaum, President of Buxbaum, Ginsberg & Associates, Robert Bartlett, Principal of Bartlett Joseph Associates, Alan Schlesinger, Chairman, CEO and President of Lamonts Apparel, Inc., and Mr. Jay Jacobs. Subsequently, Mr. Schlesinger resigned and was replaced by William Nandor, principal of The Nandor Group.

Item 6.  Exhibits and Reports on Form 8-K
    (a) Exhibits

        None.
     (b)  Reports on Form 8-K
     Form 8-K dated April 17, 1997, reporting under Item 5 the agreement between Mr. Jacobs and the members of the Postconfirmation Creditors Committee, certain provisions of which are consented to by the Company.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 JAY JACOBS, INC.


June 16, 1996

                 William L. Lawrence, Jr.
                 Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)


10