Form 10-K/A
period 1997-02-01
JACOBS JAY INC
filed 1997-06-17
CIK 812127

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                 Common stock - par value $.01 per share


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   / /

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  X    No

As of April 7, 1997, 6,123,917 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the shares (based upon the closing price of the shares traded on April 7, 1997) of Jay Jacobs, Inc., held by non-affiliates was $761,000. For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the 3,405,989 shares beneficially owned by directors and executive officers of the Registrant. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

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

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

    The current executive officers of the Company are as follows:

    Name                       Age        Position


    Rex Loren Steffey           47        President and Chief Executive Officer

    William L. Lawrence, Jr.    46        Senior Vice President,
                                          Chief Financial Officer and Treasurer

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

    William L. Lawrence, Jr. was named Senior Vice President and Chief
Financial Officer of the Company in January 1995. He was appointed a director on August 4, 1995. Prior to joining the Company Mr. Lawrence was Senior Vice President, Chief Financial Officer for Paul Harris Stores from March 1994 to January 1995. From March 1993 to March 1994 Mr. Lawrence was Senior Vice President-Finance. Mr. Lawrence also served as Vice President-Controller, Corporate Secretary and Assistant Treasurer from 1990 through 1993. Paul Harris Stores filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in February 1991 and emerged successfully therefrom in September 1992. See "Employment Contracts".

CURRENT DIRECTORS

                                              Director
    Name                       Age             Since


    Jay Jacobs                  85              1959

    Rex Loren Steffey           47              1994

    Paul Buxbaum                42              1997

    Robert Bartlett             53              1997

    William Nandor                 55              1997

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

Paul Buxbaum is President of Buxbaum, Ginsberg & Associates, Inc., a national merchandising firm that does consulting regarding a company's restructuring needs and future operating capacity. Since 1995 Mr. Buxbaum has served as director and member of the Audit Committee of Richman Gordman Half Price Stores. Since January 1993, Mr. Buxbaum has served as Chairman of the Board of Directors of Ames Department Stores, Inc. In June, 1997 Mr. Buxbaum became Chairman of the Board of Directors of the Company.

William Nandor is a principle with the Nandor Group, a management consulting firm. He has been active in both specialty and mass market retailing for over thirty years. Mr. Nandor served in several positions with Sears over a six year period. He then helped develop the marketing and merchandising formula for Foxmoor Casuals. Mr. Nandor served as President of Apparel Specialty Stores for five years and led a complete transformation of the chain. As Vice-President for Sales and Marketing of Fanny Farmer Candy Shops he led a turnaround of the 330 store chain. Mr. Nandor also served as Vice-President of Retailing and then President of Gymboree Stores during its entree into retailing. Recently he served as Chief Operating Officer of Impostors Copy Jewelry and Sesame Street Retail Stores.


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

    Based solely on its review of the copies of such forms received by the Company, and on written representations by the Company's officers and directors regarding compliance with the filing requirements, the Company believes that in fiscal year 1997 all such forms were filed on a timely basis except as follows: two Form 4 reports each on a single transaction by Rex Steffey, two Form 4 reports also each on a single transaction by William L. Lawrence, Jr., one Form 4 by Shelley Swerland with 3 separate transactions, one amendment by Shelley Swerland with 2 separate transactions, one Form 5 by the Rose Jacobs Testamentary Trust with 1 transaction and 1 Form 5 by Jay Jacobs with 2 separate transactions.

ITEM 11. EXECUTIVE COMPENSATION

    Executive compensation consists primarily of base salary and, depending on the individual circumstances, one or a combination of the following: stock options, restricted stock and bonuses. Base salary is determined at the beginning of each fiscal year. Stock options are granted periodically, based on individual performance.

    For the fiscal years ending January 27, 1996 and February 1, 1997, the Plan of Reorganization confirmed by the United States Bankruptcy Court (the "Court") in the Company's Chapter 11 proceeding specified individual limits on the annual base compensation to executive officers and directors of the Company, excluding bonuses, stock options and other benefits authorized by the Company and permissible under corporate law.

    During the fiscal year ended January 27, 1996, the Company entered into contractual arrangements with its CEO and CFO. The Compensation Committee of the Board of Directors believed that it was important to retain the services of the Company's key executives to help ensure continuity of management during the remainder of the Chapter 11 process and the subsequent period when the Company would emerge from Chapter 11. The contracts for the CEO and President, Rex Loren Steffey, and the CFO, William L. Lawrence, Jr., were negotiated with and approved by the Compensation Committee and by the Court, the Creditors' Committee and creditors in connection with the approval of the Plan of Reorganization. In negotiating conrtacts with the Company's key executives, the Compensation Committee used industry-specific information relative to companies that were in similar circumstances. The contracts specify base salary, bonus and stock option programs. The contracts with the CEO and CFO both have terms of five and one-half years. See "Summary Compensation Table" and "Employment Contracts".

    The Company has no employment agreement with its Chairman, Jay Jacobs. Until May 1994, Mr. Jacobs' annual base salary was $352,000. Upon the Company's Chapter 11 filing, his annual salary was reduced to $200,000 and was subsequently increased to $225,000 in August 1995. The Company did not award any bonus or grant options to acquire any equity securities to Mr. Jacobs during the fiscal year ended January 27, 1996.

    The following table shows the compensation for services rendered during the fiscal years 1997, 1996, and 1995 for each person that served as the Chief Executive Officer of the Company during fiscal year 1996 and all other executive officers of the Company whose salary and bonus exceeded $100,000 during fiscal year 1997 (the "Named Executive Officers").


                              SUMMARY COMPENSATION TABLE



                                                                         Long-Term Compensation
                                                                      -------------------------
                                                    Annual
                                                 Compensation         Restricted
                                                 ------------           Stock            Securities
Name and Principal             Fiscal        Salary         Bonus       Awards       Underlying Options
 Position                       Year          ($)            ($)          ($)                (#)
--------------------------------------------------------------------------------------------------------
Jay Jacobs                      1997         181,731        -             -                  -
Chairman of the Board           1996         214,427        -             -               100,000
                                1995         252,621        -             -                  -

Rex Loren Steffey               1997         336,541        -             -               100,000(4)
 President and CEO              1996         314,422   150,000(1)         -                  -
                                1995          66,923        -         56,250(2)           200,000

William L. Lawrence, Jr.        1997         201,088        -             -                40,000(4)
 Senior Vice President          1996         229,437    50,000(3)         -                90,000
 and CFO                        1995            -           -             -                  -


(1) Paid pursuant to an Employment Agreement between Mr. Steffey and the Company effective July 1, 1995. See "Employment Contracts."

(2) During fiscal year 1995, Mr. Steffey was granted 100,000 shares of restricted stock, subject to approval of the Bankruptcy Court, which was given on May 17, 1995. One-third of the restricted stock vested upon confirmation of the Plan on November 16, 1995 (the "Date of Confirmation"), and one-third will vest on each of the first and second anniversaries of the Confirmation Date. Unvested restricted shares will be forfeited to the Company if Mr. Steffey ceases to be a full-time employee for any reason.
    In the event of the death or disability of Mr. Jacobs, the restricted shares shall become fully vested and all transfer restrictions removed.
    As of February 1, 1997, Mr. Steffey owned an aggregate of 300,000 shares valued at $151,250 based upon the closing price of the Company's common stock on January 31, 1997.

(3) Paid pursuant to an Employment Agreement between Mr. Lawrence and the Company effective July 1, 1995. See "Employment Contracts".

(4) For details regarding the options granted to Mr. Steffey and Mr. Lawrence, see "Option Grants in Last Fiscal Year".

    The following table sets forth certain information regarding options granted during fiscal year 1997 to the Named Executive Officers of the Company.

                          OPTION GRANTS IN LAST FISCAL YEAR



                        Individual Grants                                                         Potential Realizable
                                            % of Total                                            Assumed Annual Rates
                        Number of           Options                                                   of Stock Price
                        Securities          Granted to                                              Appreciation for
                        Underlying          Employees                         Exer.                   Option Term(1)
                        Options in          Fiscal          Price          Expiration            5%($)              10%($)
Name                    Granted(#)          Year            ($/Sh.)           Date
Rex Loren Steffey (2)   100,000             10.0%          $0.25           8/13/2006            $40,700             $65,000

Wm. Lawrence, Jr. (2)   40,000              10.4%          $0.25           8/13/2006            $16,280             $26,000



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

(2) For details regarding the options granted to Mr. Steffey and Mr. Lawrence, see "Employment Contracts."

    The following table sets forth certain information regarding options exercised by Named Executive Officers during fiscal year 1997 as well as certain information regarding options held by such individuals as of January 31, 1997.

                      AGGREGATED OPTION EXERCISES IN LAST FISCAL
                          AND FISCAL YEAR-END OPTION VALUES



                                                      Number                   Value of
                                                      of Securities           Unexercised
                                                      Underlying             In-the-Money
                                                      Options at Fiscal        Options at
                        Shares             Value      Year End (#)            F/Y/E ($)(1)
                        Acquired on       Realized    Exercisable/           Exercisable/
Name                    Exercise(#)         ($)       Unexercisable          Unexercisable

Jay Jacobs                   -               -         100,000/ 0            18,750

Rex Loren Steffey            -               -         300,000               58,594

Wm. Lawrence, Jr.            -               -         124,000               24,609



(1) Calculation based on the closing price of the Company's common stock on February 1, 1997 ($0.4375), less the exercise price, multiplied by the number of in-the-money options held. There is no guarantee that if and when these options are exercised they will have this value.

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

    The contract allows the Company to terminate Mr. Steffey's employment with cause at any time without payment of any additional salary beyond that earned to date. The contract also allows the Company to terminate Mr. Steffey's employment without cause at any time, in which event Mr. Steffey is entitled to receive a payment of 50% of his base salary through fiscal year 2001, with a maximum payment of twelve months base pay.

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

    The contract allows the Company to terminate Mr. Lawrence's employment with cause at any time without payment of any additional salary beyond that earned to date. The contract also allows the Company to terminate Mr. Lawrence's employment without cause at any time, in which event Mr. Lawrence is entitled to receive (a) payment of 50% of his base salary for the remainder of the contract term through fiscal year 2001, with a maximum payment of 12 months base pay, and
(b) a one-time payment equal to the pro rate cash incentive payment for the year of termination.

    The actual amount of the percentage of pretax profits payable under the employment contracts for the fourth quarter of fiscal year 1996 was capped at $150,000 under Mr. Steffey's contract and $50,000 under Mr. Lawrence's contract. Further, the Second Amended Plan of Reorganization provides that in the event of a default in payment to the class of general, nonpriority unsecured creditors, the cash incentive compensation payments to Mssrs. Steffey and Lawrence shall be subordinate to the payments due to such unsecured creditors under the Plan. In addition, the contracts provide the Mr. Jacobs shall nominate and recommend Mr. Steffey for a Board seat during the term of his contract.

DIRECTORS' FEES

    In fiscal 1997, directors that were not employees of the Company were paid $1,500 for each Board of Directors meeting attended. Each director who is not an employee of the Company is automatically granted an option to purchase 4,000 shares of the Company's stock upon election to the Board of Directors and 4,000 shares upon each three-year anniversary thereafter. The option price is determined based on the fair market value at the date granted. The options vest over three years and expire ten years from the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDE INFORMATION

    None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information, as of June 13, 1997, with respect to all shareholders known by the Company to be beneficial owners of more than five percent of its outstanding common stock. It also shows beneficial ownership for (i) each director, (ii) each of the Named Executive Officers and
(iii) the current executive officers and directors as a group.


                                                Amount and
                                                  Nature
                                               of Beneficial      Percent
Name and Address                                 Ownership       of Class


Jay Jacobs,(5)                                   3,062,025         44.7
 as trustee of the Rose Jacobs
 Testamentary Trust
 1530 Fifth Avenue
 Seattle, WA 98101-1677

David L. Babson & Co., Inc. (1)                    350,600          5.1
 One Memorial Drive
 Cambridge, MA 02142-1300

Jay Jacobs (2)(5)                                  350,964          5.1
 1530 Fifth Avenue
 Seattle, WA 98101-1677

Rex Loren Steffey (3)                              396,500          5.8

William L. Lawrence, Jr. (4)                       124,000          1.8

All current executive officers                   3,943,489         57.4
 directors as a group
 (6 persons)



(1) The information is based upon a Schedule 13G filed with the Commission by David L. Babson & Co., Inc. ("Babson"), a registered investment advisor dated February 7, 1997. According to Schedule 13G, Babson claims (i) sole voting power within respect to 255,600 shares, (ii) shared voting power with respect to 95,000 shares and (iii) sole dispositive power with respect to 350,600 shares.

(2) Includes 2,300 shares held by Mr. Jacobs' wife. Includes options to acquire 100,000 shares, which are exercisable within 60 days.

(3) Includes options to acquire 300,000 shares which, by their terms, are exercisable within 60 days.

(4) Includes options to acquire 124,000 shares, which are exercisable within 60 days.

(5) PCC Agreement
    On April 17, 1997, pursuant to an agreement in principle between Jay Jacobs, founder and majority shareholder of the Company, and the PCC (the "PCC Agreement"), the Company accepted the resignation of four of its six directors and reduced to size of its Board of Directors to five. The directors who resigned were Shelley Swerland, Gilbert Scherer,
    David Taylor and William L. Lawrence, Jr. The reconstituted board was comprised of Robert Bartlett, Principal of Bartlett Joseph Associates, Paul Buxbaum, President of Buxbaum, Ginsberg & Associates Inc., Alan Schlesinger, Chairman, CEO and President of Lamonts Apparel, Inc., and Mr. Jacobs and Mr. Steffey. As of May 2, 1997, Mr. Schlesinger resigned from the Board and was replaced by William Nandor.

    The PCC Agreement was reached to facilitate the resolution of the payment to the prepetition creditors in the amount of approximately $2,500,000 due earlier in 1997 (the "1997 payment") under the Plan. The PCC members granted an initial moratorium, subject to extension by the PCC until July 1, 1997, to resolve the 1997 payment.

    To induce the PCC to grant the moratorium, Mr. Jacobs agreed, among other things, to grant to the PCC's designated representative (a) an irrevocable proxy to vote for a period ending March 31, 1998, all of the 3,312,689 shares of the Company's Common Stock controlled by Mr. Jacobs and (b) an option, exercisable until October 31, 1998, to purchase 1,000,000 of such shares at an exercise price of $0.30 per share. The grant of the proxy and the option are subject to the execution by Mr. Jacobs and PCC's representative of definitive agreements.

    Jay Jacobs is trustee of a trust for the benefit of his two daughters, Shelley Swerland and Judy Freidt. Under his revocable power of appointment, Mr. Jacobs has designated Ms. Swerland, Ms. Freidt and Mr. Jacobs's wife as cotrustees upon his death.

    In March 1987 the Jacobs family shareholders of the Company entered into a Shareholder Agreement. The parties to the Shareholder Agreement may transfer shares of common stock only within the volume and other restrictions of Rule 144 under the Securities Act of 1933, except Rule 144(k). Proposed transfers of common stock in excess of Rule 144 volume limitations (other than by gift, bequest or devise to family members) are subject to a right of first refusal on the part of the Company and other parties to the Shareholder Agreement. The Shareholder Agreement was terminated as of April 17, 1997.

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

              SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 17, 1997.

              Jay Jacobs, Inc.

              By:/s/ Rex Loren Steffey
                 Rex Loren Steffey
                 President and Chief Executive
                 Officer and Director (Principal
                 Executive Officer)








10