Form 10-Q
period 1997-08-02
JACOBS JAY INC
filed 1997-09-16
CIK 812127

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q
(Mark One)
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended August 2, 1997

                                      OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ....... to ......

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

Applicable only to corporate issuers :

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 2, 1997

                       (Common Stock, 6,123,917 shares.)

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        JAY JACOBS, INC. AND SUBSIDIARY

                          Consolidated Balance Sheet
                         (Dollar amounts in thousands)
                                  (Unaudited)

                                                        August 2,    February 1,
                                                          1997          1997
                                                      -----------    ----------
Assets

Current assets:
  Cash and cash equivalents                             $     108      $    249
  Accounts receivable                                        1011           540
  Inventories                                               9,954         7,935
  Prepaid expenses                                            385           276
                                                      -----------    ----------
    Total current assets                                   11,458         9,000
                                                      -----------    ----------

Property and equipment, net                                 4,777         5,297
                                                      -----------    ----------
                                                        $  16,235      $ 14,297
                                                      -----------    ----------
                                                      -----------    ----------

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                      $   5,574      $  4,735
  Accrued payroll                                             131           217
  Accrued reorganization expenses                           2,600         2,618
  Other accrued expenses                                      930           886
   Short Term Bank Debt                                     5,112         3,177
                                                      -----------    ----------
  Total current liabilities                                14,347        11,633

Deferred rental credits                                       284           331
                                                      -----------    ----------

Federal Income Tax Refund Reserve                           1,980         1,955
Accrued reorganization expenses                               233           334
                                                      -----------    ----------

Shareholders' equity:
  Preferred stock:
    Authorized - 5,000,000 shares; Issued and
      outstanding - none                                        -            -
  Common stock:
    Authorized - 20,000,000 shares; Issued and
      outstanding - 6,124,000 and 6,124,000
      shares                                               12,992        12,990
  Retained earnings                                      (13,601)       (12,946)
                                                      -----------    ----------
                                                            (609)            44
                                                      -----------    ----------
                                                        $  16,235      $ 14,297
                                                      -----------    ----------


                            PART I  FINANCIAL INFORMATION

                        JAY JACOBS, INC. AND SUBSIDIARY

                     Consolidated Statement of Operations
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                             Three Months ended          Six months ended
                                             August 2,   July 27,      August 2,    July 27,
                                               1997       1996           1997         1996
                                           ---------    --------       --------    ---------



Net sales                                    $15,657     $16,472        $29,123      $30,296
                                           ---------    --------       --------    ---------

Operating costs and expenses:
  Cost of sales, buying and
    occupancy costs                           11,410      12,308         21,963       23,696
  Selling, general and
    administrative expenses                    4,017       4,375          8,000        8,882
  Interest and other income, net                 165         102            292          168
                                           ---------    --------       --------    ---------
    Net operating expenses                    15,592      16,785         30,255       32,746
                                           ---------    --------       --------    ---------
Income (loss) before reorganization
  items and income taxes                          65        (313)        (1,132)      (2,450)

Reorganization Items                                        (340)

Income tax provision (benefit)                   (26)          0           (453)           0

Net income (loss)                                 39        (653)       $  (679)     $(2,450)
                                           ---------    --------       --------    ---------

Earnings (loss) per share                        .01     $ (0.11)        $(0.11)      $(0.40)
                                           ---------    --------       --------    ---------
Weighted average number of
shares outstanding                             6,124       6,095          6,124       6,078
                                           ---------    --------       --------    ---------

                                 PART I.  FINANCIAL INFORMATION

                                JAY JACOBS, INC. AND SUBSIDIARY

                              Consolidated Statement of Cash Flows
                                         (In thousands)
                                           (Unaudited)


                                                      Six months ended
                                                   August 2,      July 27,
                                                     1997           1996
                                                  ----------     ---------
Cash flows from operating activities:
Net loss                                            $  (679)      $(2,451)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                       574           625
    Change in deferred rents                            (47)         (377)
    Change in assets and liabilities:
      Accounts receivable                              (471)         (163)
      Inventories                                    (2,019)          663
      Prepaid expenses and other                       (109)          (68)
      Accounts payable                                  839         4,091
      Accrued payroll                                   (86)         (529)
      Other accrued expenses                             70           299
      Accrued Restructuring Expenses                   (119)       (3,877)
      Federal Income Tax Refund Reserve                  25             0
                                                  ----------     ---------
                                                      (2022)       (1,787)
                                                  ----------     ---------

Cash flows from investing activities:
Net increase in property and equipment                  (54)        (1029)
                                                  ----------     ---------

Cash flows from financing activities:
Net borrowing from line of credit                     1,935          2217
Proceeds from options exercised                           0            71

Net change in cash and cash equivalents                (141)         (528)
Cash and cash equivalents - beginning of period         249           705
                                                  ---------      --------
Cash and cash equivalents - end of period           $   108       $   177
                                                  ---------      --------

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

NOTE 2. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is based on the weighted average number of shares outstanding during the quarter as adjusted to take into account the effect of outstanding options to purchase common stock unless the effect of including such options is anti-dilutive. The effect of the outstanding options is computed using the treasury stock method. The weighted average number of shares and equivilents outstading were 6,124,000 and 6,094,641 for the quarter ended August 2, 1997 and July 26, 1996 respectively. The weighted average number of shares and equivalents outstanding were 6,124,000 and 6,078,718 for the 6 month period ended August 2, 1997 and July 27, 1996, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

All references herein to fiscal 1997, 1996 and 1995 relate to the twelve months ended February 1, 1997, the twelve months ended January 27, 1996, and the eleven months ended January 28, 1995. References to second quarter 1998 and 1997 relate to the six months ended August 2, 1997 and July 27, 1996, respectively. The Company made the decision, during fiscal 1995, to change its fiscal year to end on the last Saturday in January, as opposed to the last Saturday in February. This change was made to align the Company's fiscal calendar to the seasonal patterns that it experiences, as well as to enhance comparability of its fiscal quarter and year end results with similar retail companies in its industry segment.

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

The Company changed its fiscal year ending date as of the end of fiscal 1995 and as a result the seasonal pattern mentioned in the prior paragraph changed. The fourth quarter ending late January generates the largest sales and earnings followed by its third quarter ending in late October.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales:


                                             Percentage of net sales
                              Three Months Ended July    Six Months Ended July
                                   1997     1996            1997     1996
                                --------- --------       --------- --------
Net sales                         100.0%   100.0%          100.0%   100.0%
Cost of sales, buying and
 occupancy costs                   72.9     74.7            75.4     78.2
Selling, general and
  administrative expenses          25.7     26.6            27.5     29.3
Reorganization Items                         2.1
Interest expense (income)           1.1       .6             1.0      0.6
                                 ------   ------          ------   ------
  Net loss                           .3%    (4.0)%          (3.9)%   (8.1)%


Quarter ended August 2, 1997 compared to quarter ended July 27, 1996

Net sales decreased by $815,000 or 5.2%, in the quarter ended August 2, 1997 as compared to the same period a year earlier. This decrease was primarily due to store closures, partially offset by a comparable store
sales increase of  13.0%.   During the second quarter the Company closed 2
stores leaving 114 stores in operation at the end of the second quarter 1997.
 The Company operated 22 fewer stores at the beginning of the second quarter of FY 1998 (116) than it did at the beginning of the second quarter of FY 1997 (138). Comparable store sales increased primarily as a result of merchandising and the acceptance by its customers of the new merchandise concept implemented in 1995.

Cost of sales, buying and occupancy costs decreased as a percentage of sales by 3.9%. This was primarily due to lower costs allowing for a higher initial mark-up of inventory and a lower mark-down to sales.

Selling, general and administrative expenses decreased as a percentage of sales by .9%, primarily as a result of staff reductions and tighter cost control measures implemented during the year.

Interest expense as a percent of sales was 1.1% in the second quarter of fiscal 1998 compared to 0.6% of sales in the second quarter of fiscal 1997. This resulted from increased short term borrowing during the quarter when compared with the prior year.

The Company had a profit of $39 thousand during the second quarter of FY 1998 or $0.01 per share compared to a loss of $653 thousand in the second quarter of FY 1997 ($0.11 per share). Improved comparable store sales, gross margins, and lower operating expenses, accounted for the improvement in profit.

SIX MONTHS ENDED AUGUST 2, 1997 COMPARED TO SIX MONTHS ENDED JULY 27, 1996

      Net sales decreased 1.2 million or 3.9% in the six months ended Aug 2, 1997 as compared to the same period ended July 27, 1996. This decrease was primarily due to store closures. The company operated 22 fewer stores than it did one year earlier. This was partially offset by an 10% comparable increase in store sales compared to a decline of 3% last year. Comparible store sales increased due to improved merchandising by the company.

      Cost of sales, buying and occupancy costs decreased as a percentage of net sales by 2.8%, due primarily to an improvement in cost of goods purchased by the company's merchants during the first six months of fiscal 1998.

      Selling, general and administrative expenses decreased as a percentage of sales by 1.9%. This decrease was the result of expense reductions that have taken place during the last year.

      Interest expense as a percent of sales was 1.0% for the first half of 1998 compared to interest expense of 0.6% in the first half of fiscal 1997. This was a result of increased borrowings to fund additional inventory at the end of the second quarter 1998.

      The company incurred a loss of $679 thousand during the first half fiscal 1998, compared to a loss of $2.45 million during the first half of fiscal 1997. The loss has decreased significantly due to improved comparable sales, gross margins and a decrease in corporate overhead expenses..

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

As of the end of the second quarter of 1998 the Company had $5,112,000 of direct borrowing and no outstanding letters of credit. On August 29, 1997, the company replaced the LaSalle Facility with an enhanced secured working capital facility with General Electric Capital Services. This new facility provides a $10 million revolving line of credit for borrowing and letters of credit. The new facility has a three year term and provides a formula based arrangement to allow credit advances against inventory. It provides far signifcantly greater borrowing capacity which will be used principally to procure inventory.

GENERAL

The Company's principal needs for liquidity are to finance the purchase of merchandise inventories, fund its operations and make payments under its Plan of Reorganization.

Net cash used for operations for the first half of FY 1998 and FY 1997 was $2.0 and $1.8 million, respectively. The use of cash during the first half of FY 1998 resulted primarily from an increase in inventory ($2.0 million) and the operating loss ($0.7 million), partially offset by an increase in accounts receivable ($.4 million). The use of cash during the first half of FY 1997 resulted primarily from operating losses during the quarter and payments made under the Plan of Reorganization. Payments under the Plan of Reorganization of $2,289,000 were made for Allowed Claims in late
January 1996, subsequent to fiscal year end. Additional  payments  were  made for Allowed Priority Tax Claims, disputed claims that were subsequently settled and other costs associated with the Plan of Reorganization in the aggregate amount of $1,588,000.

Property and equipment expenditures were for first half 98 and first half 97 respectively $140,000 and $1,029,000 respectively. The expenditures during first half FY 1998 were minor in nature. The expenditures during the first half of 1997 were a result of opening 15 stores and converting 5 stores to new formats. Future expenditures on property and equipment will be limited to available working capital.

The Company had a working capital deficit of $2,889,000 at August 2, 1997 compared to a working capital deficit of $3,555,000 at July 27, 1996. The working capital deficit decreased $667,000 primarily due to addtional trade credit and a federal tax refund which were used to purchase additional inventory.

Under the terms of the Company's Second Amended Plan of Reorganization (approved by the Bankruptcy Court on November 16, 1995), the unsecured creditors received a payment of 30% of the approved claims in January 1996. These creditors made an election to receive either a second 30% payment in January, 1997, or a 15% payment plus a note equal to 42% of the approved claim amount. The Company entered into negotiations with the Postconfirmation Creditors Committee ( the "PCC") to delay the January 1997 payment. On April 17, 1997, pursuant to an agreement in principle between the PCC, and Jay Jacobs, founder and majority shareholder of the Company (the "PCC Agreement"), the January 1997 payment to the PCC was placed in abeyance. PCC members granted an initial moratorium, subject to extension by the PCC until July 1, 1997, to resolve the 1997 payment. An additional moratorium has been granted until October 1st. The company is currently in negotiations to extend the moratorium. As a result of the PCC agreement the Company accepted the resignation of four of its six directors and reduced to size of its Board of Directors to five, three of which were chosen by the PCC members. The directors who resigned were Shelly Swerland, Gilbert Scherer, David Taylor and William L. Lawrence, Jr. The reconstituted board was comprised of Robert Bartlett, Principal of Bartlett Joseph Associates, Paul Buxbaum, President of Buxbaum, Ginsberg & Associates Inc., Alan Schlesinger, Chairman, CEO and President of Lamonts Apparel, Inc., and Mr. Jacobs and Mr. Steffey. As of May 2, 1997, Mr. Schlesinger resigned from the Board and was replaced by William Nandor.

During the current fiscal year ending January 31, 1998, the Company will be obligated to pay approximately $201,000 to Allowed Priority Tax Claims.

At August 2, 1997 the Company had $108,000 in cash and cash equivalents. The Company had approximately $154,000 of potential liquidity under terms of its LaSalle Facility based on its borrowing base formula. On a going forward basis, the Company's liquidity is dependent on a combination of cash flow from operations and management's ability to secure additional financing. There can be no assurance that commercial or corporate finance will be available, or if available, on terms acceptable to the Company. If sufficient working capital cannot be secured in a timely fashion or results of operations do not continue, the Company may not be able to pay its obligations in a timely manner.

                          PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information




Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits
  27. Fianancial Data Schedule
None.
(b)  Reports on Form 8-K

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