Form 10-Q
period 1997-11-01
JACOBS JAY INC
filed 1997-12-17
CIK 812127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q
(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended November 01, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __

Applicable only to corporate issuers :

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 15, 1997

                        (Common Stock, 8,157,601 shares.)

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         JAY JACOBS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheet
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                     November 01,   February 01,
                                                         1997           1997
Assets

Current assets:
  Cash and cash equivalents                            $    123     $    249
  Accounts receivable                                       677          540
  Inventories                                            13,355        7,935
  Refundable Income Taxes                                   415            0
  Prepaid expenses                                          568          276
  Total current assets                                   15,138        9,000

Property and equipment, net                               5,297        4,545
                                                       --------     --------
Total Assets                                           $ 19,683     $ 14,297
                                                       --------     --------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                     $  6,127       $4,735
  Accrued payroll                                             0          217
  Accrued reorganization expenses                         2,453        2,618
  Other accrued expenses                                    886
                                                                             753
  Short Term Bank Debt                                    8,384        3,177
  Total current liabilities                              17,717       11,633
                                                       --------     --------

Deferred rental credits                                     261          331

Federal Income Tax Refund Reserve                         1,980        1,955
Accrued reorganization expenses                             300          334
                                                       --------     --------

Shareholders' equity:
  Preferred stock:
    Authorized - 5,000,000 shares; Issued                  --           --
    and outstanding - none
  Common stock:
    Authorized - 20,000,000 shares; Issued               13,013       12,990
    and outstanding - 6,214,000 and 6,124,000
shares
Retained earnings                                       (13,588)     (12,946)
                                                           (575)          44
                                                       --------     --------
                                                       $ 19,683     $ 14,297
                                                       --------     --------

                         JAY JACOBS, INC. AND SUBSIDIARY

                      Consolidated Statement of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                    Three Months Ended        Nine Months Ended
                                  November 01, October 26, November 01, October 26,
                                     1997        1996         1997         1996

Net Sales                           15,238      13,479       44,361       43,776
Operating costs and expenses:
Cost of sales, buying and           11,131      10,883       33,094       34,579
occupancy costs
Selling, general and                 3,909       4,197       11,909       13,081
administrative expenses
Interest and other income, net         124          60          416          228
                                    ------      ------       ------       ------
Net operating expenses              15,164      15,140       45,419       47,888
                                    ------      ------       ------       ------
Income (loss) before                    74      (1,661)      (1,058)      (4,112)
reorganization
items and income taxes
Federal Income Tax Refund                0         400          400
Income tax provision (benefit)          30           0         (423)           0
Net income (loss)                       44      (1,261)        (635)      (3,712)
Earnings (loss) per share             0.01       (0.21)       (0.10)       (0.61)
Weighted average number of           6,181       6,124        6,143        6,093
shares outstanding

                         JAY JACOBS, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                         Nine Months Ended
                                                       November 01,   ctober 26,
                                                          1997           1996

Cash flows from operating activities:
Net loss                                                 ($  635)       ($3,712)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating
activities:
Depreciation and amortization                                860            968
Change in deferred rents                                     (70)          (446)
Change in assets and liabilities:
Accounts receivable                                         (552)           (86)
Inventories                                               (5,420)          (383)
Prepaid expenses and other                                  (292)           (25)
Accounts payable                                           1,392          3,029
Accrued payroll                                             (217)          (292)
Other accrued expenses                                      (140)           618
Accrued Restructuring Expenses                              (199)        (4,046)
                                                         -------        -------
Federal Income Tax Refund Reserve                             25          1,954
                                                         -------        -------
                                                          (5,248)        (2,421)

Cash flows from investing activities:

Net increase in property and equipment                      (108)        (1,058)

Cash flows from financing activities:
Net borrowing from line of credit                          5,207          2,781
Proceeds from options exercised                               23             71

Net change in cash and cash equivalents                     (126)          (627)
Cash and cash equivalents - beginning of                     249            705
period
                                                         -------        -------
Cash and cash equivalents - end of period                $   123        $    78
                                                         -------        -------

                         JAY JACOBS, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

Note 1. Financial Presentation:

The attached unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information not misleading and that the information furnished reflects all material adjustments which are, in the opinion of management, necessary to present fairly its results for the interim periods reported and that all such adjustments are of normal recurring nature. The consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K filed with the Securities and Exchange Commission on May 16, 1997 and 10-K/A dated June 17, 1997.

Note 2. Earnings (Loss) Per Share

Earnings (loss) per share is based on the weighted average number of common shares outstanding during the periods as adjusted to take into account the effect of outstanding options to purchase common stock unless the effect of including such options is anti-dilutive. The weighted average number of common shares and equivalents outstanding were 6,181,000 and 6,124,000 for the quarters ended November 01, 1997 and October 26, 1996 respectively. The weighted average number of common shares and equivalents outstanding were 6,143,000 and 6,093,000 for the 9 month periods ended November 01, 1997 and October 26, 1996, respectively. The amount of common stock equivalents outstanding was computed using the treasury stock method.

Note 3. Subsequent Events

During December, 1997, the Company sold preferred stock in a private placement for $7,100,000, reported on Form 8-K, dated December 15, 1997. Series A Preferred Stock (which pays a dividend at the rate of 5%, payable quarterly, from the date of closing), was issued for $4,600,000 and Series B Preferred Stock(which pays a dividend at the rate of 8%, payable quarterly 90 days after the second anniversary of the closing) was issued for $2,500,000. The Series B stock can be converted into 86.25% of the Company's common stock. The Company received approximately $5,900,000 after fees and expenses of the transaction. The fees and related expenses are as follows: investment group receiving the preferred stock earned a fee in the amount of $355,000 and expenses up to $40,000; break-up fee to a different investment group that the Company had agreed to pay if a transaction was not consummated with them, in the amount of $300,000 and expenses up to $75,000; investment banking fees of $275,000 and $145,000 of professional expenses incurred by the Company.

Effective August 29, 1997, the Company entered into a loan and security agreement with General Electric Capital Corporation ("GECC"), providing for borrowing and letters of credit, the aggregate of which cannot exceed 60% of eligible inventory and outstanding letters of credit, or $10 million. Letters of credit are limited to a maximum of $5 million. A first and only lien is granted to GECC on all the Company's assets (see "Liquidity and Capital Resources"). In conjunction with the private placement outlined above, this agreement was amended ("Second Amendment") to allow for the change in control as required by the transaction.

The Company's Chapter XI Bankruptcy plan of reorganization, confirmed in November, 1995, was modified on December 1, 1997, by the U.S. Bankruptcy Court, to allow for $1,500,000 in cash and $1,000,000 in value of the Company's common stock (1,889,764 shares) issued in full payment for the $2,500,000 payment that was due creditors by January 1, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

All references herein to fiscal 1997 relate to the twelve months ended February 1, 1997. References to third quarter 1998 and 1997 relate to the three months ended November 01, 1997 and October 26, 1996, respectively. References made to 1998 year-to-date and 1997 year-to-date relate to the first nine months of the Company's fiscal year ending January 31, 1998 and February 1, 1997 respectively.

Forward-looking statements in this report are made pursuant tot he safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties related to the Company's operations. These risks and uncertainties include, but are not limited to, competitive factors (including the possibility of increased competition and price pressures) and the Company's dependence on key personnel and significant suppliers.

Seasonality

The Company's business, like that of most retailers, is subject to seasonal influences. A significant portion of the Company's net sales and profits are realized during the Company's fourth fiscal quarter, which includes the holiday selling season. Results of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, increases or decreases in comparable store sales, adverse weather conditions, and shifts in timing of certain holidays and promotions.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales:

                                                     Percentage of net sales
                                       Three Months Ended                  Nine Months Ended
                                    November,        October,        November,         October,
                                      1997            1996             1997             1996

Net sales                            100.0%          100.0%           100.0%           100.0%

Cost of sales, buying and             73.0            80.7             74.6             79.6
occupancy cost
Selling, general and                  25.7            31.1             26.8             29.9
administrative expenses
Interest expense                       0.8             0.4              0.9              0.5
Net operating expenses                99.5%          112.3%           102.4%           109.4%
Income (Loss) before                   0.5%          (12.3)%           (2.4)%           (9.4)%
income taxes
Federal Income Tax Refund              0.0             3.0              0.0              0.9
Income Tax Provision                   0.2             0.0             (1.0)             0.0
(benefit)
Net income (loss)                      0.3%           (9.3)%           (1.4)%           (8.5)%


Quarter ended November 01, 1997 compared to quarter ended October 26, 1996

Net sales increased by $1,759,000 or 13 %, in the quarter ended November 01, 1997 as compared to the same period a year earlier. This increase was primarily due to a comparable store sales increase of 29%. compared to a decline of 16 % during the same quarter last year. During the third quarter the Company opened 1 store and closed

2 stores for a total of 113 stores in operation at the end of the third quarter 1997. The Company operated 16 fewer stores at the beginning of the third quarter of FY 1998 (114) than it did at the beginning of the third quarter of FY 1997
(130). Comparable store sales increased primarily as a result of the increased acceptance by its customers of the new merchandise concept implemented in the fall of 1995 and increased inventory which was procured with the new working capital facility ( see "Liquidity and Capital Resources") .

Cost of sales, buying and occupancy costs decreased as a percentage of sales by 7.7%. This was primarily due to higher initial margins on inventory, than last year, reduced promotional activity as compared to last year and greater leverage on fixed occupancy costs as a result of the increase in comparable store sales.

Selling, general and administrative expenses decreased as a percentage of sales by 5.4%, primarily as a result of cost control measures implemented over the past twelve months and greater leverage on fixed expenses as a result of the increase in comparable store sales during the quarter.

Interest expense as a percent of sales was 0.8% in the third quarter of fiscal 1998 compared to 0.4% of sales in the second quarter of fiscal 1997. This resulted from increased short term borrowing to fund increased inventory during the quarter.

The Company had a profit of $44,000 during the third quarter of FY 1998 or $0.01 per share compared to a loss of $1,261,000 in the third quarter of FY 1997 ( $0.21 per share). Improved comparable store sales, gross margins, and lower operating expenses, accounted for the improvement in profit.

Nine Months Ended November 01, 1997 Compared to Nine months ended October 26,
1996

Net sales increased $585,000 or 1.3% in the nine months ended November 01, 1997 as compared to the same period ended October 26, 1996. This increase was primarily due to improved comparable store sales. The company operated 16 fewer stores than it did one year earlier. Comparable store sales increased 17% compared to a decline of 7% during the same period last year. Comparable store sales increased primarily as a result of the increased acceptance by its customers of the new merchandise concept implemented in the fall of 1995 and increased inventory which was procured with the new working capital facility ( see "Liquidity and Capital Resources")

Cost of sales, buying and occupancy costs decreased as a percentage of net sales by 4.4%. This was primarily due to higher initial margins on inventory, than last year, reduced promotional activity as compared to last year and greater leverage on fixed occupancy costs as a result of the increase in comparable store sales.

Selling, general and administrative expenses decreased as a percentage of sales by 3.1%. primarily as a result of cost control measures implemented over the past twelve months and greater leverage on fixed expenses as a result of the increase in comparable store sales during the first nine months of 1998.

Interest expense as a percent of sales was 0.9% for the first nine months of 1998 compared to interest expense of 0.5% in the first nine months of fiscal 1997. This was a result of increased borrowings to fund additional inventory during the period.

The company incurred a loss of $635,000 during the nine months of fiscal 1998, compared to a loss of $3,712,000 during the nine months of fiscal 1997. The loss has decreased significantly due to improved comparable sales, gross margins and a decrease in expenses..

Liquidity and Capital Resources

General Electric Capital Corporation Loan and Security Agreement

Jay Jacobs replaced the LaSalle facility, entered into in December, 1995, with a loan and security agreement with General Electric Capital Corporation ("GECC") on August 29, 1997. The GECC Facility provides for borrowing and letters of credit, the aggregate of which cannot exceed the sum of 60% of eligible inventory (as defined) and outstanding letters of credit, or $ 10 million. Letters of credit are limited to a maximum of $5 million. A first and only lien is granted to GECC on all the Company's assets. The Company must maintain a scheduled minimum fixed charge coverage ratio, and may not declare or pay dividends or other distributions on account of any equity interest in the Company, except dividends to be paid on Series A and Series B Preferred Stock ( see Note 3 "Subsequent Events") until payment or satisfaction in full of liabilities under the GECC Facility and termination of the financing agreement. Interest is charged at GECC's index rate plus 3.5%. The Company is charged an annual fee of 0.5% of the unused credit under this facility, normal audit fees, and a letter of credit fee of 1.75% per annum on the aggregate undrawn face amount of letters of credit outstanding, based on the original terms of the GECC agreement. As a result of the private placement transaction outlined in Note 3 - Subsequent Events, the interest charge is reduced to GECC's index rate plus 3%, the unused credit fee is reduced to 0.375 %, and the letter of credit fee is reduced to 1.00% per annum. The agreement has a term of three years and was signed on August 29, 1997. On October 23, 1997, the company amended ("First Amendment") it's agreement with GECC to temporarily increase the Company's borrowing capacity for seasonal purposes, by $500,000. This increase must be re-paid with the completion of a Cash Equity Contribution (as defined), or by December 19, 1997, whichever occurs first. Subsequent to the end of the third quarter, the GECC facility was further amended by the Second Amendment, to allow for the investment which occurred subsequent to the third quarter, and is described in subsequent events .

As of the end of the third quarter of 1998 the Company had $8,384,000 of direct borrowing and no outstanding letters of credit.

General

The Company's principal needs for liquidity are to finance the purchase of merchandise inventories and fund its operations.

During the nine months ended November 1, 1997 the Company's primary source of liquidity was from borrowings under its secured, revolving credit facility

Net cash used for operations for the first nine months of FY 1998 $5,248,000. The use of cash resulted primarily from an increase in inventory ($5,420,000) and the operating loss ($635,000). Property and equipment expenditures for the nine months of FY 98 were $108,000. The expenditures during the nine months of FY 1998 were minor in nature.

The Company had a working capital deficit of $2,579,000 at November 01, 1997 compared to a working capital deficit of, $2,786,000 at October 26, 1996. The working capital deficit decreased $207,000 primarily due to additional trade credit and a federal tax refund which were used to purchase additional inventory.

Subsequent to the end of the quarter, the Company closed on a transaction with a group of investors, for a recapitalizaton of the company (see Note - 3 Subsequent Events above). Effective December 3, 1997, the Company raised $ 7,100,000 by the issuance and sale of preferred stock in the following manner:
Series A Preferred Stock, $ 4,600,000 and Series B Preferred Stock, $ 2,500,000. The Series A Preferred Stock has a quarterly dividend payable at the rate of 5% per annum. The series B Preferred Stock has a quarterly dividend at the rate of 8% per annum and is not payable until ninety days after the second anniversary of the issuance of the Series A Preferred Stock and each quarter thereafter. The dividend for both series of preferred stock will increase to the rate of 20% per annum upon the first quarterly payment due subsequent to the fifth anniversary of the issuance of the preferred stock. The Series B Preferred Stock is equivalent to 86.25% of the Company's common stock, upon conversion. The Company intends to use these funds for the modified payment to the Class 3 unsecured creditors (described below), certain costs and expenses of the investment transaction, opening new stores during the next fiscal year and working capital for funding operations

Under the terms of the Company's Second Amended Plan of Reorganization (approved by the Bankruptcy Court on November 16, 1995), the unsecured creditors received a payment of 30% of the approved claims in January 1996. These creditors made an election to receive either a second 30% payment in January, 1997, or a 15% payment plus a note equal to 42% of the approved claim amount. The Company entered into negotiations with the Post-confirmation Creditors Committee ( the "PCC") to delay the January 1997 payment. On April 17, 1997, pursuant to an agreement in principle between the PCC, and Jay Jacobs, founder and majority shareholder of the Company (the "PCC Agreement"), the January 1997 payment to the PCC was placed in abeyance. PCC members granted an initial moratorium, subject to extension by the PCC until July 1, 1997, to resolve the 1997 payment. An additional moratorium has been granted until January 1, 1998. As a result of the PCC agreement the Company accepted the resignation of four of its six directors and reduced the size of its Board of Directors to five, three of which were chosen by the PCC members. The directors who resigned were Shelly Swerland, Gilbert Scherer, David Taylor and William L. Lawrence, Jr. The reconstituted board was comprised of Robert Bartlett, Principal of Bartlett Joseph Associates, Paul Buxbaum, President of Buxbaum, Ginsberg & Associates Inc., Alan Schlesinger, Chairman, CEO and President of Lamonts Apparel, Inc., and Mr. Jacobs and Mr. Steffey. As of May 2, 1997, Mr. Schlesinger resigned from the Board and was replaced by William Nandor.

Subsequent to the end of the quarter the Company arranged for a hearing with the Bankruptcy court for the purpose of modifying the previously scheduled plan payment. The proposed modification was to pay in lieu of the approximate $ 2,500,000 cash payment, $ 1,500,000 in cash and $ 1,000,000 in value of the Company's common stock, to be issued proratably to all holders of Class 3 unsecured allowed claims. The number of shares issued is based on the average closing price of the Company's stock in the preceding 30 trading days prior to closing of the investment transaction referenced above. Ballots were mailed to all creditors who held allowed Class 3 claims. The deadline for balloting was November 29, 1997. The voting resulted in acceptance of over 99% of those voting. On December 1, 1997, the bankruptcy court approved the proposed modification of the plan. The cash and stock were be mailed to creditors on December 15, 1997. The source of the funds for this payment will be from the proceeds of the sales of preferred stock referenced above.

During the next twelve months, the Company will be obligated to pay approximately $238,000 to Allowed Priority Tax Claims.

At November 01, 1997 the Company had $123,000 in cash and cash equivalents. The Company had approximately $313,000 of potential liquidity under terms of its GECC Facility based on its borrowing base formula. On a going forward basis, the Company's liquidity is dependent on a combination of cash flow from operations and the sale of preferred stock which occurred subsequent to the end of the quarter. In the opinion of management, the net proceeds of the private placement, along with the GECC facility and cash flow from operations are adequate to accomplish its plans for Fiscal Year ending January, 199. Depending on the success of its business strategy the Company may continue to incur future losses, which could negatively affect working capital, the extension of credit by the Company's suppliers and the Company's ability to maintain compliance with its debt covenants, and the ability to raise additional capital in the future.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2.  Changes in Securities

See 8 - K filed December 15, 1997

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits
  27. Financial Data Schedule
  10.1 GECC Loan and Security agreement
  10.2 First amendment to GECC Loan and Security agreement 10.3 Second amendment to GECC Loan and Security agreement

(b)  Reports on Form 8-K
      Form 8-K dated November 19, 1997, Item 5, Other Events



SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 JAY JACOBS, INC.


December 12, 1997

                 /s/ WILLIAM L. LAWRENCE, JR.

                 William L. Lawrence, Jr.
                 Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)