Form 10-Q/A
period 1997-11-01
JACOBS JAY INC
filed 1998-01-20
CIK 812127

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

                                 (206) 622-5400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes X      No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                   Yes X      No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock: 8,157,601 shares, as of December 31, 1997.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         JAY JACOBS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheet
                                 (In thousands)

                                                                 November 1,     February 1,
                                                                       1997            1997
                                                                  ---------       ---------
Assets

Current assets:
Cash and cash equivalents                                         $     123       $     249
Accounts receivable                                                     677             540
Inventories                                                          13,355           7,935
Refundable income taxes                                                 415               0
Prepaid expenses                                                        568             276
                                                                  ---------       ---------
                                                                     15,138           9,000
                                                                  ---------       ---------

Property and equipment, net                                           4,545           5,297
                                                                  ---------       ---------
                                                                  $  19,683       $  14,297
                                                                  ---------       ---------

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable                                                  $   6,127       $   4,735
Accrued payroll                                                                         217
                                                                          0
Accrued reorganization expenses                                       2,453           2,618
Other accrued expenses                                                                  886
                                                                        753
Line of credit                                                        8,384           3,177
                                                                  ---------       ---------
                                                                     17,717          11,633
                                                                  ---------       ---------

Deferred rental credits                                                 261             331


Federal income tax refund reserve                                     1,980           1,955
Long term portion of accrued reorganization expenses                    300             334
                                                                  ---------       ---------
                                                                      2,541           2,620
                                                                  ---------       ---------

Shareholders' equity (deficit):
Preferred stock:
Authorized - 5,000,000 shares; issued                                    --              --
    and outstanding = none
Common stock:
Authorized - 20,000,000 shares; issued and                           13,013          12,990
    outstanding - 6,214,000 and 6,124,000 shares
Retained earnings (deficit)                                         (13,588)        (12,946)
                                                                  ---------       ---------
                                                                       (575)             44
                                                                  ---------       ---------
                                                                  $  19,683       $  14,297
                                                                  ---------       ---------

                         JAY JACOBS, INC. AND SUBSIDIARY

                      Consolidated Statement of Operations
                    (In thousands, except per share amounts)


                                                      Three Months Ended               Nine Months Ended

                                                    November 1,    October 26,      November 1,    October 26,
                                                          1997           1996             1997           1996
                                                    ----------     ----------       ----------     ----------
Net Sales                                              $15,238        $13,479           $44,361       $43,776
                                                       -------        -------           -------       -------

Operating costs and expenses:
Cost of sales, buying and                               11,131         10,883            33,094        34,579
occupancy costs
Selling, general and administrative expenses             3,909          4,197            11,909        13,081

Interest and other income, net                             124             60               416           228
                                                       -------        -------           -------       -------

Total operating expenses                                15,164         15,140            45,419        47,888
                                                       -------        -------           -------       -------

Income (loss) before reorganization                         74        (1,661)           (1,058)       (4,112)
items and income taxes

Federal income tax refund                                    0            400                 0           400
Income tax provision (benefit)                              30              0             (423)             0
                                                       -------        -------           -------       -------
Net income (loss)                                      $    44        $(1,261)          $  (635)      $(3,712)
                                                       -------        -------           -------       -------
Earnings (loss) per share                                $0.01        $ (0.21)          $ (0.10)      $ (0.61)
Weighted average number of shares                        6,181          6,124             6,143         6,093
outstanding

                         JAY JACOBS, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows
                                 (In thousands)


                                                                     Nine Months Ended
                                                                November 1,       October 26,
                                                                      1997              1996
                                                                ----------        ----------
Cash flows from (to) operating activities:

Net loss                                                            ($ 635)          ($3,712)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
Depreciation and amortization                                          860               968
Change in deferred rents                                               (70)             (446)
Change in assets and liabilities:
Accounts receivable                                                   (552)              (86)
Inventories                                                         (5,420)             (383)
Prepaid expenses and other                                            (292)              (25)
Accounts payable                                                     1,392             3,029
Accrued payroll                                                       (217)             (292)
Other accrued expenses                                                (140)              618
Accrued reorganization expenses                                       (199)           (4,046)
Federal income tax refund reserve                                       25             1,954
                                                                ----------        ----------
Net cash used in operating activities                               (5,248)           (2,421)
                                                                ----------        ----------

Cash flows from (to) investing activities:

Net increase in property and equipment                                (108)           (1,058)
                                                                ----------        ----------
Net cash used in investing activities                                 (108)           (1,058)

Cash flows from (to) financing activities:

Net borrowing from line of credit                                    5,207             2,781
Proceeds from options exercised                                         23                71
                                                                ----------        ----------
Net cash provided by financing activities                            5,230             2,852
                                                                ----------        ----------

Net change in cash and cash equivalents                               (126)             (627)
Cash and cash equivalents - beginning of period                        249               705
                                                                ----------        ----------
Cash and cash equivalents - end of period                       $      123        $       78
                                                                ----------        ----------

                         JAY JACOBS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 1. Financial Presentation

The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information not misleading and that the information furnished reflects all material adjustments which are, in the opinion of management, necessary to present fairly its results for the interim periods reported and that all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K filed with the Securities and Exchange Commission on May 16, 1997 and 10-K/A dated June 17, 1997.

Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

The Company's fiscal year ends on the Saturday closest to January 31st of each year. The current fiscal year ends on Saturday, January 31, 1998. Each fiscal quarter contains 13 weeks.

Note 2. Earnings (Loss) Per Share

Earnings (loss) per share is based on the weighted average number of common shares outstanding during the periods as adjusted to take into account the effect of outstanding options to purchase common stock unless the effect of including such options is anti-dilutive. The weighted average number of common shares and equivalents outstanding were 6,181,000 and 6,124,000 for the quarters ended November 1, 1997 and October 26, 1996, respectively. The weighted average number of common shares and equivalents outstanding were 6,143,000 and 6,093,000 for the 9 month periods ended November 1, 1997 and October 26, 1996, respectively. The amount of common stock equivalents outstanding was computed using the treasury stock method.

Note 3.  Line of Credit

Effective August 29, 1997, the Company entered into a loan and security agreement (the "Line of Credit") with General Electric Capital Corporation ("GECC"). The Line of Credit provids for direct borrowing and letters of credit, the aggregate of which cannot exceed the lessor of 60% of eligible inventory and outstanding letters of credit, or $10 million. Letters of credit are limited to a maximum of $5 million. A first lien is granted to GECC on all the Company's assets (see "Liquidity and Capital Resources"). In conjunction with the Private Placement discussed below, the Line of Credit was amended ("Second Amendment") to allow for the change in control resulting from the financing (see Note 5 Subsequent Events).

Note 4.  Federal Income Tax Refund Reserve

During fiscal 1997. the Company filed a refund claim with the Internal Revenue Service (the "IRS") resulting from the carry back of certain expenses of its bankruptcy proceeding. The tentative refund of approximately $2,355,000, which is net of fees and expenses, was received in October 1996. The tentative refund is subject to audit by the IRS, which is currently in process. Should the IRS ultimately determine that the carry back of some or all of the expenses was inappropriate, the Company may be called upon to repay a portion of the tentative refund, with interest.

A reserve of $1,955,000 was established in the Company's financial statements for the year ended February 1, 1997 related to the tentative refund.

Note 5.  Subsequent Events

During December, 1997, the Company sold two series of newly issued preferred stock in a Private Placement for $7,100,000. This financing was reported on Form 8-K, filed December 15, 1997.

The Series A Preferred Stock (which pays a dividend at the rate of 5%, payable quarterly, from the date of closing), is redeemable and was issued for $4,600,000. The Series B Preferred Stock (which pays a dividend at the rate of 8%, payable quarterly beginning 90 days after the second anniversary of the closing) is convertible and was issued for $2,500,000. The Series B Stock is convertible into shares of common stock (subject to adjustment in certain events). As of the date of this Report, the shares of common stock issuable upon conversion of the Series B Preferred Stock would represent, if issued, 86.25% of the issued and outstanding common stock on a fully diluted basis.

The Company received net proceeds of approximately $5,900,000 after fees and expenses of this financing. Fees and expenses include a banking fee of $355,000, together with $40,000 of expense reimbursement payable to the purchasers of the Series A and Series B Preferred Stock; a break-up fee payable to a second potential group of investors of $300,000, together with expenses of up to $75,000; an investment banking fee payable to the Company's investment advisors of $275,000; and $145,000 of legal and other professional fees.

The Series A Preferred Stock will be recorded as mezzanine financing and the Series B Preferred Stock will be recorded as additional equity during the fourth quarter of fiscal 1998. The Series A and Series B stock will be recorded net of the direct cost of the Private Placement of approximately $815,000. These direct costs will be allocated pro rata between the Series A and Series B stock. The direct costs charged to the Series A stock will be amotized over five years and amortized directly against retained earnings. The dividends associated with the Series A stock will also be charged directly against retained earnings as they are paid. The break-up fee and related expenses of approximately $375,000 will be charged to expense during the fourth quarter.

In connection with the Private Placement, the Company's Plan of Reorganization, confirmed in November, 1995 (the "Plan"), was modified December 1, 1997, by the U.S. Bankruptcy Court, to allow for payment of approximately $1,500,000 in cash and issuance of $1,000,000 in value of the Company's common stock (1,889,763 shares) in full satisfaction of the approximately $2,500,000 payment due creditors by January 1, 1998, under the Plan. This payment will result in the recording of an extraordinary gain of approximately $450,000, net of applicable income taxes, during the Company's fourth quarter of fiscal 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The information in this Report may contain "forward looking statements" within the meaning of Section 27 A of the Securities Act of 1933, as amended, and
Section 21 E of the Securities Act of 1934, as amended. Such forward looking statements are not guarantees of future performance and are subject to risks and uncertainties related to the Company's operations. These risks and uncertainties include, but are not limited to, matters discussed in Item 5 B 1 "Risk Factors" from the Company's Report on Form 8-K, filed December 15, 1997.

Overview and Recent Developments

Jay Jacobs, Inc. ("Jay Jacobs" or the "Company") was incorporated in 1959 and operates a chain of mall-based specialty apparel stores offering contemporary men's and women's clothing and accessories at reasonable prices. At the date of this Report the Company operates 110 stores in 19 states. The greatest concentration of stores is in the Pacific Northwest and Alaska.

In fiscal 1995, the Company became insolvent and filed a voluntary petition for relief under Title 11 of the Bankruptcy Code. In November 1995 the Bankruptcy Court approved the Company's Plan of Reorganization (the "Plan"). The Plan included installation of a new management team, development of a new merchandise concept, implementation of strict cost controls and closure of 120 unprofitable stores. The Plan also called for the full payment of all bankruptcy claims.

Pursuant to the Plan, the Company's unsecured creditors received a partial payment in January 1996, but further scheduled payments were delayed by inadequate cash flow. In December 1997, the Company received a $7.1 million capital infusion from the sale of two series of preferred stock. In connection with this financing, the Plan was amended to permit the Company to satisfy its debt to its pre-petition unsecured creditors with cash payments totaling approximately $1.5 million and the issuance of 1,889,763 shares of common stock. The cash was paid and stock issued in December 1997. Allowed Priority Tax Claims are being paid on a quarterly basis, the last such payment is due in January 1999.

The Series A Preferred Stock ($4.6 million) is redeemable and pays a quarterly dividend at the rate of 5% per annum. The Series B Preferred Stock ($2.5 million) is convertible into common stock representing 86.25% of the post-conversion, fully diluted common stock and pays a quarterly dividend at the rate of 8% per annum commencing December 3, 1999.

In August 1997, the Company entered into an agreement with a commercial lender under which up to $10 million may be borrowed to finance eligible inventory and to facilitate the issuance of letters of credit. As of November 1, 1997, the Company had borrowed approximately $8.4 million representing advances of all but $300,000 of the full availability, as defined, under the Line of Credit. These advances permitted the Company to stock its remaining stores at near full inventory levels for the 1997 Christmas holiday sales season. A portion of the outstanding debt was reduced by payments out of the proceeds of the Private Placement and the Company expects further reductions in the outstanding balance following the Christmas season. However, the Company expects to continue to draw significantly on its Line of Credit to fund working capital needs throughout 1998.

As a result of the fundamental changes instituted by the new management, the Company believes that it is well positioned to be a successful competitor in its market. However, prior to August 1997, the Company operated at a level of capitalization that was inadequate to permit management to take full advantage of opportunities available to it. For example, the Company has been unable to maintain a global purchasing strategy to take full advantage of volume purchasing opportunities that could have reduced the cost of goods. While management believes that it will continue to be required to manage cash carefully, it


                                     Pae 7
believes that the recent financings and the payment in full of the Company's pre-petition unsecured creditors will enable it to improve operating efficiency.

As a result of the financings described above, the Company expects that the increase in interest expense reflected in the results for the third quarter of fiscal 1998 will continue in future quarters. In addition, dividend obligations on the preferred stock, as well as the convertibility of the Series B Preferred Stock, will affect earnings per share of common stock in future periods.

Seasonality

The Company's business, like that of most retailers, is subject to seasonal influences. A significant portion of the Company's net sales and profits are realized during the Company's fourth fiscal quarter, which includes the Christmas holiday sales season. Quarterly results may fluctuate materially depending upon, among other things, increases or decreases in comparable store sales, adverse weather conditions, and shifts in timing of certain holidays and promotions. Results of any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales:

                                                                    Percentage of net sales
                                                       Three Months Ended             Nine Months Ended
                                                  November 1,     October 26,     November 1,     October 26,
                                                        1997            1996            1997            1996
                                                  ----------      ----------      ----------      ----------
Net sales
                                                       100.0%          100.0%          100.0%          100.0%

Cost of sales, buying and occupancy costs               73.0            80.7            74.6            79.6
Selling, general and administrative expenses            25.7            31.1            26.8            29.9
Interest expense                                         0.8             0.4             0.9             0.5
Net operating expenses                                  99.5           112.3           102.4           109.4
Income (loss) before income taxes                        0.5           (12.3)           (2.4)           (9.4)
Federal income tax refund                                0.0             3.0             0.0             0.9
Income tax provision (benefit)                           0.2             0.0            (1.0)            0.0
Net income (loss)                                        0.3            (9.3)           (1.4)           (8.5)


Quarter Ended November 1, 1997 Compared to Quarter Ended October 26, 1996

Net sales increased by $1,759,000 or 13 %, in the quarter ended November 1, 1997 as compared to the same period a year earlier. This increase was primarily due to a comparable store sales increase of 29% (compared to a decline of 16% during the same quarter last year) partially offset by store closures representing sales of $1,667,000. Comparable store sales increased primarily as a result of the increased acceptance by its customers of the new merchandise concept implemented in the fall of 1995 and as a result of increased inventory which was procured with proceeds from the new Line of Credit (see "Liquidity and Capital Resources"). During the third quarter of fiscal 1998 the Company opened one store and closed two stores for a total of 113 stores in operation at the end of the quarter. The Company operated 16 fewer stores at the beginning of the third quarter of fiscal 1998 (114) than it did at the beginning of the third quarter of fiscal 1997 (130).

Cost of sales, buying and occupancy costs decreased by 7.7% as a percentage of sales. This decrease was primarily due to higher initial margins on inventory, reduced expenditures for promotional activity, and greater leverage on fixed occupancy costs as a result of the increase in comparable store sales when compared to the corresponding fiscal 1997 period.

Selling, general and administrative expenses decreased by 5.4% as a percentage of sales, primarily as a result of cost control measures implemented over the past twelve months and greater leverage on fixed expenses as a result of the increase in comparable store sales during the third quarter of fiscal 1998.

Interest expense as a percent of sales was 0.8% in the third quarter of fiscal 1998 compared to 0.4% of sales in the third quarter of fiscal 1997. This increase resulted from greater availability and borrowings under the new Line of Credit (see Liquidity and Capital Resources) in support of higher in-store inventories for the 1997 Christmas holiday sales season than was possible for the comparable 1996 holiday season.

The Company had a profit of $44,000 during the third quarter of fiscal 1998 or $0.01 per share compared to a loss of $1,261,000 in the third quarter of fiscal 1997 ( $0.21 per share). Improved comparable store sales and gross margins, together with lower operating expenses accounted for the improvement in profit.

The costs associated with each new store opening approximate $100,000 including primarily inventory and fixtures. Pre-opening costs of approximately $10,000 are expensed as incurred. Costs associated with closing the two stores during the quarter were immaterial and expensed as incurred.

Nine Months Ended November 1, 1997 Compared to Nine Months Ended October 26,
1996

Net sales increased $585,000 or 1.3% in the nine months ended November 1, 1997 as compared to the corresponding prior fiscal period. This increase was primarily due to improved comparable store sales which increased 17% compared to a decline of 7% during the same period in the prior fiscal year. Comparable store sales increased primarily as a result of the increased acceptance by its customers of the new merchandise concept implemented in the fall of 1995 and increased inventory which was procured with proceeds from the new Line of Credit (see "Liquidity and Capital Resources"). The Company operated 16 fewer stores as of November 1, 1997 than it did one year earlier.

Cost of sales, buying and occupancy costs decreased by 5.0% as a percentage of net sales. This decrease was primarily due to higher initial margins on inventory, reduced expenditures for promotional activity as compared to last year and greater leverage on fixed occupancy costs as a result of the increase in comparable store sales when compared to the corresponding fiscal 1997 period.

Selling, general and administrative expenses decreased by 3.1% as a percentage of sales, primarily as a result of cost control measures implemented over the past twelve months and greater leverage on fixed expenses as a result of the increase in comparable store sales during the first nine months of fiscal 1998.

Interest expense as a percent of sales was 0.9% for the first nine months of fiscal 1998 compared to interest expense of 0.5% in the first nine months of fiscal 1997. This increase resulted from greater availability and borrowings under the new Line of Credit (see Liquidity and Capital Resources) in support of higher in-store inventories for the 1997 Christmas holiday sales season than was possible for the comparable 1996 holiday season.

The Company incurred a loss of $635,000 during the first nine months of fiscal 1998, compared to a loss of $3,712,000 during the first nine months of fiscal 1997. The fiscal 1998 loss has decreased significantly due to improved comparable store sales and gross margins together with a decrease in operating expenses.

Liquidity and Capital Resources

General
-------

The Company's principal needs for liquidity are to finance the purchase of merchandise inventories, to fund operations and to fund the Company's store closure and expansion plan.

During the nine months ended November 1, 1997, the Company's primary source of liquidity was from borrowings under its secured, Line of Credit.

Net cash used for operations for the first nine months of fiscal 1998 was $5,248,000. This use of cash resulted primarily from an increase in inventory ($5,420,000) and from the operating loss during the first nine months of fiscal 1998 ($635,000), partially offset by the increase in accounts payable ($1,392,000). Property and equipment expenditures for the first nine months of fiscal 1998 were $108,000. Property and equipment expenditures during the first nine months of fiscal 1997 were $1,058,000 and resulted from new store openings, store remodeling and store closures.

The Company had a working capital deficit of $2,579,000 at November 1, 1997 compared to a working capital deficit of, $2,786,000 at October 26, 1996. The working capital deficit decreased $207,000 primarily due to the availability of additional trade credit and receipt of a federal tax refund, which were used to purchase additional inventory.

General Electric Capital Corporation Line of Credit
---------------------------------------------------

Jay Jacobs replaced the LaSalle facility, entered into in December, 1995, with a Line of Credit with General Electric Capital Corporation ("GECC") on August 29, 1997. As amended, effective December 5, 1997 ("Second Amendment"), the GECC Line of Credit provides for borrowing and letters of credit, the aggregate of which cannot exceed the lesser of 60% of eligible inventory, as defined, and outstanding letters of credit, or $10 million. Letters of credit are limited to a maximum of $5 million. A first lien is granted to GECC on all the Company's assets. The Company must maintain a scheduled minimum fixed charge coverage ratio, and may not declare or pay dividends or other distributions on account of any equity interest in the Company, except dividends to be paid on Series A and Series B Preferred Stock (see Note 5 Subsequent Events) until payment or satisfaction in full of liabilities under the GECC Line of Credit and termination of the financing agreement. Interest is charged at GECC's index rate plus 3%. The Company is charged an annual fee of 0.375% of the unused credit under this facility, normal audit fees, and a letter of credit fee of 1% per annum on the aggregate undrawn face amount of letters of credit outstanding.

On October 23, 1997, the Company amended ("First Amendment") its agreement with GECC to temporarily increase the Company's borrowing capacity for seasonal purposes, by $500,000. This increase must be re-paid with the completion of a Cash Equity Contribution (as defined), or by December 19, 1997, whichever occurs first.

As of the end of the third quarter of fiscal 1998 the Company had $8,384,000 of direct borrowing under the Line of Credit and no outstanding letters of credit.

Subsequent Events
-----------------

Subsequent to the end of the quarter, the Company closed on a Private Placement with a group of investors, for a recapitalizaton of the Company (see Note 5 Subsequent Events). Effective December 5, 1997, the Company raised $ 7,100,000 by the sale of two newly issued series of preferred stock. The Series A Preferred Stock ($4,600,000) is redeemable and has a quarterly dividend at the rate of 5% per annum. The Series B Preferred Stock ($2,500,000) is convertible and has a quarterly dividend at the rate of 8% per annum commencing December 3, 1999. The dividend for both series of preferred stock, if not redeemed or converted, will increase to the rate of 20% per annum, upon the first quarterly payment due subsequent to the fifth anniversary of the issuance of the preferred stock. The Series B Preferred Stock is convertible into common stock representing 86.25% of the Company's common stock, following such conversion. The Company used these funds for the modified payment to the Class 3 Unsecured Creditors (described below), certain costs and expenses of the investment transaction, repayment of the seasonal increase in Line of Credit availability, opening new stores during the next fiscal year and for working capital.

Under the terms of the Company's Second Amended Plan of Reorganization (approved by the Bankruptcy Court on November 16, 1995), the Unsecured Creditors received a payment of 30% of the approved claims in January 1996. These creditors made an election to receive either a second 30% payment in January, 1997, or a 15% payment plus a note equal to 42% of the approved claim amount. The Company entered into negotiations with the Post-confirmation Creditors Committee ( the "PCC") to delay the January 1997 payment. On April 17, 1997, pursuant to an agreement in principle between the PCC, and Jay Jacobs, founder and majority shareholder of the Company (the "PCC Agreement"), the January 1997 payment to the PCC was placed in abeyance. PCC members granted an initial moratorium, subject to extension by the PCC until July 1, 1997, to resolve the 1997 payment. An additional moratorium was granted until January 1, 1998. As a result of the PCC agreement the Company accepted the resignation of four of its six directors and reduced the size of its Board of Directors to five, three of which were chosen by the PCC members.

Subsequent to the end of the quarter the Company arranged for a hearing with the Bankruptcy court for the purpose of modifying the previously scheduled plan payment. The proposed modification was to pay in lieu of the approximate $ 2,500,000 cash payment, $ 1,500,000 in cash and $ 1,000,000 in value of the Company's common stock, to be issued pro-rata to all holders of Class 3 Unsecured Creditors' Claims. The number of shares is based on the average closing price of the Company's stock in the preceding 30 trading days prior to closing of the investment transaction referenced above. Ballots were mailed to all creditors who held allowed Class 3 claims. The deadline for balloting was November 29, 1997. The voting resulted in acceptance of over 99% by those voting. On December 1, 1997, the bankruptcy court approved the proposed modification of the plan. The cash and stock were mailed to creditors on December 15, 1997. The source of the funds for this payment will be from the proceeds of the sales of preferred stock referenced above.

During the next twelve months, the Company is obligated to pay approximately $238,000 to Allowed Priority Tax Claims.

At November 1, 1997 the Company had $123,000 in cash and cash equivalents. The Company had approximately $313,000 of potential availability under its GECC Line of Credit based on its borrowing base formula. In the opinion of management, the net proceeds of the Private Placement, along with availability under the GECC Line of Credit and anticipated cash flow from operations are adequate to enable the Company to accomplish its plans for fiscal 1999.

Depending on the ultimate success of its business strategy, the Company may continue to incur future losses, which could negatively affect working capital, the extension of credit by the Company's suppliers and the Company's ability to maintain compliance with its debt covenants, and the ability to raise additional capital as required in the future.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

See 8-K filed December 15, 1997

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     10.1   GECC Loan and Security agreement
     10.2   First amendment to GECC Loan and Security agreement
     10.3   Second amendment to GECC Loan and Security agreement
     27.    Financial Data Schedule

(b)  Reports on Form 8-K
     Form 8-K dated November 19, 1997, Item 5, Other Events



SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 JAY JACOBS, INC.


January 19, 1998

                 /s/ WILLIAM L. LAWRENCE, JR.
                 Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)