Form 10-K
period 1998-01-31
JACOBS JAY INC
filed 1998-05-01
CIK 812127

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended January 31, 1998 Commission file number 0-15934

                                JAY JACOBS, INC.
             (Exact name of registrant as specified in its charter)

               Washington                                91-0698077
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation of organization)

      1530 Fifth Ave., Seattle, WA                          98101
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code       (206) 622-5400

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

                    Common stock - par value $0.01 per share

Pursuant to Rule 12b-25, the following items have been omitted from this filing:
Items 6, 7, 8, 14(a)(1) and 14(a)(2), and Exhibits 23 and 27.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definition proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Applicable only to Registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court. YES   X    NO _______
                                       ------

As of April 14, 1998 544,323 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the share (based upon the closing price of the shares traded on April 14, 1998) of Jay Jacobs, Inc., held by non-affiliates was $3,402,018. For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the 0 shares beneficially owned by directors and executive officers of the Registrant.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X    NO _______
                                       ------

                                     PART 1

                                ITEM 1. BUSINESS


General

Jay Jacobs, Inc. ("Jay Jacobs" or the "Company") operates a chain of specialty apparel stores offering fashion conscious young women and men contemporary clothing at reasonable prices. The Company targets the 18 to 34 age group and features fashionable merchandise for all lifestyles of its target customer at competitive prices. The majority of the product offered to men and women in Jay Jacobs stores is merchandise developed by the Company and sold under its own label. At January 31, 1998 the Company operated a chain of 108 Jay Jacobs stores in 19 states. These stores are concentrated in the Northwest, Midwest and Southwest and are located in regional, enclosed shopping malls.

The Company was founded in 1941 in Seattle, Washington and grew to a 288 store operation by 1992. By early 1994, the company had become overextended and, in May 1994, it filed a voluntary petition under Chapter 11 of the Bankruptcy code. New management was brought in and commenced a restructuring of operations that involved the closing of over 100 stores by January 1997. In June 1997, the Bankruptcy Court approved a final decree and the case was closed. The Company then focused its efforts on raising operating capital and paying its debt to its unsecured creditors. In December 1997, the company raised a total of $7.1 million through the sale of two series of preferred stock to institutional investors permitting the payment in full of the unsecured creditors (following a modification of the original decree to permit partial payment in stock) and providing additional operating capital.

DESCRIPTION OF BUSINESS

The principal aspects of the Company's business are summarized below.

Retail Merchandising

Jay Jacobs' merchandising strategy is targeted at the 18 to 34 age group. The Company offers both men's and women's clothing, and features fashionable merchandise for all lifestyles of its target customer. The majority of the product offered to men and women in Jay Jacobs stores is merchandise sold under the private labels of Jay Jacobs, D.D. Sloane, Private Edition, and American Sportswear Exchange. Management believes that focusing on private label designs provides unique positioning for the Company's merchandise. The Company also understands that its customer wants quality as well as value. Through the use of in-store displays and promotional signage, the Company and its trained store personnel show customers how the merchandise works together to create a variety of outfits and looks. Value is demonstrated in regular promotions emphasizing multiple purchases. The target age group has a built-in need for apparel as they make the transition from school to career. Management believes that the Company is well positioned to meet these needs. Finally, this market segment will be growing over the next ten years. This growth will be primarily in the 18 to 25 year age group, which represents the "Baby Echo Boom" generation coming of age (i.e. children of the Baby Boom Generation).

Retail Store Locations

The Company's stores are located, principally, in major enclosed regional shopping malls. In addition to lease terms, site selection is influenced by mall location, store location within the mall, the demographics of the area surrounding the mall, and expected mall traffic.

The following table shows the number of stores by type and by state operated by the Company as of January 31, 1998:

                                   STORE TYPE

                         Women's        Women's         Men's
       State             & Men's         Only           Only        Total

     Alaska                 7              3             2           12
     California             4              7             3           14
     Colorado               5              2             1            8
     Florida                0              1             0            1
     Georgia                1              1             0            2
     Idaho                  2              2             0            4
     Illinois               3              1             1            5
     Indiana                5              0             0            5
     Louisiana              3              0             0            3
     Montana                2              2             1            5
     Nevada                 1              1             1            3
     New Mexico             1              0             0            1
     Oklahoma               1              0             0            1
     Oregon                 5              3             0            8
     Texas                  5              2             0            7
     Utah                   1              0             0            1
     Washington             14             7             1           22
     Wisconsin              1              3             0            4
     Wyoming                1              1             0            2
                     --------------- ------------- ------------ ------------
     Total                 62             36            10          108


Store Expansion and Relocation

The Company's strategy is to capitalize on the combination store format where both men's and women's merchandise is displayed within the same store. The combination store format, which ranges in size between 4,000 and 6,000 square feet, achieves greater productivity than women's only and men's only store.

The Company plans to reformat a portion of its women's only and men's only stores into the combination store formats by relocating those stores to more productive locations within the mall in which the store is currently located. This process will be completed over the next five years as store leases expire. During the fiscal year ended January 31, 1998, the Company relocated and reformatted 15 stores in existing malls into the combination store formats.

During the fiscal year ended January 31, 1998, the Company opened 3 stores in the combination format and closed 18 stores, each of which was at the end of its lease term. The Company did not incur any material expense as a result of the store closings. As of January 31, 1998, the Company operated 108 stores.

The Company new-store opening strategy is to open combination format stores in regional enclosed malls. During the fiscal year ending January 31, 1999, the Company plans to open at least 20 combination stores.

Merchandise Inventory, Replenishment and Distribution

Merchandise planning, purchasing and marketing is directed from the Company's headquarters in Seattle, Washington and is overseen by the Company's General Merchandise Managers and their team of 24 associates.

The Company utilizes a computerized point-of-sale merchandise system that provides detailed information on sales and inventory levels, on a daily basis, to the merchandise staff. The system provides detailed information on inventory by department, merchandise classification, style, color and size to the staff via computer terminal or printed reports. Information regarding fast selling and slow-moving merchandise is monitored closely in order to identify consumer buying trends, allowing the Company to quickly and appropriately respond when making purchasing and pricing decisions. Emphasis is placed on ensuring that each merchandise category achieves the planned turnover level. The Company generally uses price changes to clear this merchandise. Price changes may occur when inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition, or if it is determined that the inventory in stock will not sell at its currently ticketed price.

The specialty retail business fluctuates according to changes in the economy and customer preferences, dictated by fashion and season. These fluctuations especially affect the inventory owned by apparel retailers, since merchandise usually must be ordered well in advance of its selling season. While the Company endeavors to test many merchandise items before ordering large quantities, it is still vulnerable to changing fashion trends and fluctuations in customer demands.

The Company is currently researching alternatives and costs for upgrading both the software and hardware components of its computer inventory tracking and financial systems in order to increase reporting flexibility, enhance management's decision making capability, and comply with year 2000 requirements.

Purchasing

The Company works with established sources of fashion apparel and seeks suppliers and manufacturers that will assist the Company in its merchandise strategy. The Company works closely with its suppliers to design merchandise that meets the needs of its target customers. Substantially all of the Company's merchandise is sold under its own label.

The Company believes that it has good relationships with its vendors. The Company purchases merchandise from both domestic and foreign suppliers either directly from a factory or through a domestic agent. The Company's domestic vendors include suppliers who produce merchandise that meets the Company's specifications. During the fiscal year ending January 31, 1998, approximately 90% of the Company merchandise was produced with domestic contractors and 10% manufactured with foreign resources either directly or through domestic agents.

During the fiscal year ended January 31, 1998, merchandise was purchased from over 200 suppliers. No single vendor accounted for more than 10% of the Company's purchases.

Retail Advertising

The Company's advertising expenditures during the fiscal year ended January 31, 1998 were approximately 0.2% of net sales. Like many specialty retailers, the Company relies heavily on its locations in malls and on in-store graphics and displays to attract customers to its stores. In addition, the Company maintains a list of preferred customers and periodically advises them of special offers and advance notice of sale events. The company also advertises in the form of mall tabloids that are distributed by mall landlords to customers during peak selling periods.

Retail Store Operations

The Company's focus is on attentive, personalized customer service. Sales associates are selected for their knowledge and interest in fashion, as well as for friendliness and eagerness to satisfy the customer. Sales associates are compensated with an hourly wage based on experience and past performance and with sales contests and performance awards for meeting established goals.

The management of a retail store is overseen by a District Manager, a Regional Manager, and ultimately, the Vice President of Store Operations. Each of these individuals makes regular visits to the stores to ensure adherence to corporate policies and merchandising strategies and to oversee store operations. A District Manager typically oversees eight to eleven stores, each of which is staffed by a Store Manager and one or more Assistant Store Managers. These managers are eligible to receive incentive compensation based on the performance of the store or stores under their supervision. Accounting functions for all stores are centralized at corporate headquarters.

Distribution

The Company leases a 60,000 square foot facility in a warehousing complex near Seattle for use as its Distribution Center. The facility is equipped with sophisticated systems that allow for the efficient receiving and processing of merchandise. The Company estimates that the Distribution Center has the capacity to process merchandise for approximately 300 stores and has the potential to process approximately 500 stores with the installation of additional equipment within the existing space.

All merchandise is shipped directly from the vendors to the Distribution Center where it is received, inspected, and priced before being shipped by common carrier to stores. Emphasis is placed on having goods in and out of the Distribution Center quickly to ensure frequent shipments to the Company's stores. The Company has increased, and intends to continue to increase, the percentage of receipts that are pre-ticketed during the upcoming fiscal year, to bring about greater efficiency in its Distribution Center.

Competition

The retail sale of men's and women's apparel is a highly competitive business. The Company believes that the key competitive factors are price, quality, fashion and merchandise selection. Other competitive factors include brand name recognition, store location and layout, and customer service. In the broadest sense, the Company competes with all retailers that sell fashionable apparel to young men and women. More specifically, the Company competes with a wide variety of national and regional men's and women's apparel retailers such as the Limited Express, Structure, J. Riggins, The Gap, Banana Republic, The Buckle and others. The Company also competes with chain stores such as Nordstrom, The Bon Marche, Lamonts, Mervyn's, Federated and Dayton Hudson. Many of the Company's competitors are considerably larger with greater financial and other resources.

Trademarks

"Jay Jacobs", "American Sportswear Exchange", "D.D. Sloane", "Private Edition" and several other trademarks of lesser importance have been registered with the U.S. Patent and Trademark Office.

Seasonality

Historically, the Company's operations have been seasonal, with highest sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the Fall selling season. The Company has generally recognized net losses during its first and second fiscal quarters.

Employees

As of January 31, 1998 the Company had approximately 326 full-time and 547 part-time store employees. Additionally, the Company had 83 management, distribution and clerical associates at its corporate headquarters and Distribution Center. During peak seasons, the Company typically employs additional store and distribution personnel. Each store employs approximately 3 to 20 sales associates, including store management. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

                               ITEM 2. PROPERTIES

Leases

Jay Jacobs leases all of its stores. In general, store leases have an initial term of two to fifteen years, and some have one or more renewal options. Additionally, the Company has 9 month-to-month leases with no expiration. The following table shows the years in which store leases expire that were effective at January 31, 1998:


                             Number of           Number of Leases
    Year Ending               Leases              Expiring with
                              Expiring           Renewal Options

   January 1999                  31                   1
   January 2000                  22                   5
   January 2001                  13                   2
   January 2002                  10                   1
   January 2003                  7                    1
   January 2004                  4                    1
   January 2005                  3                    0
   January 2006                  6                    0
   January 2007                  3                    1


The Company's leases generally provide for a base rental rate and typically require the payment of a percentage of sales as additional rent when sales reach specified levels. In addition, the Company is generally responsible for all mall merchant dues and common area charges in shopping center locations and, in certain instances, for real estate taxes and other expenses.

The Company currently leases 60,000 square feet for its Distribution Center in a warehousing complex near Seattle. The Company's lease for the Distribution Center extends through January 1999, with an option to renew.

The Company leases 36,000 square feet for its corporate headquarters in downtown Seattle. The lease extends through January 2000.

                            ITEM 3. LEGAL PROCEEDINGS

On May 13, 1994, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United Stated Bankruptcy Court for the Western District of Washington (Case No. 94-03993). During the bankruptcy case, management restructured operations and capitalization and formulated a plan of reorganization. On November 16, 1995, the Bankruptcy Court confirmed the Company's Second Amended Plan of Reorganization (the "Plan"), which became effective on November 28, 1995, and on June 23, 1997, the Bankruptcy Court approved a final decree closing the bankruptcy case. In connection with the $7.1 million capital infusion from the sale of two series of the Company's preferred stock, on December 1, 1997, the Bankruptcy Court re-opened the bankruptcy case, approved a modification of treatment of Class 3 (general unsecured) claims under the Plan to permit the Company to satisfy approximately $2,500,000 in debt to its Class 3 creditors with cash payments totaling approximately $1.5 million and the issuance of 1,889,763 shares of common stock, and re-closed the case. The cash was paid and stock issued in December 1997. At this time the Company believes it has made all payments required to be made under the Plan, except for five remaining quarterly payments in the amount of $80,000 each of certain priority tax claims, the last of which payments is due in April 1999.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not hold an annual meeting during the fiscal year ended January 31, 1998.

                                     PART II

   ITEM 5. MARKET FOR REGISTRANTS COMMON STOCK AND RELATED SHAREHOLDER MATTERS


Market Prices of Common Stock

The Common Stock of Jay Jacobs, Inc. is currently listed on the Electronic Bulletin Board under the symbol "JAYJD". Prior to April 6, 1998 the company stock symbol was "JAYJ". The symbol was changed on April 6 to reflect trade after the reverse split. The Common Stock was listed for trading on the NASDAQ National Market under the symbol "JAYJ". On June 28, 1996 the Company was delisted from the NASDAQ National Market due to not meeting their Net Tangible Asset Requirement.

The table below sets forth the high and low closing prices as reported by NASDAQ and the OTC Bulletin Board for the last eight fiscal quarters.

                                             Closing Prices
                Quarter Ended              High           Low
        ------------------------------ -------------- -------------

        January 31, 1998                  $14.06         $5.63
        November 1, 1997                   24.38          1.95
        August 2, 1997                      4.50          1.65
        May 3, 1997                         6.56          3.15

        February 1, 1997                  $11.25         $5.63
        October 26, 1996                    8.44          4.20
        July 27, 1996                      31.88          5.63
        April 27, 1996                     34.69         22.50


On April 14, 1998 the closing price for the Company's stock was $6.25. All stock prices have been adjusted to reflect the 1-for-15 reverse split effective April 3, 1998.

Number of Record Holders

The number of record holders of the Company's Common Stock as of April 14, 1998 was 806.

Dividend Policy

The Company has never paid cash dividends on its Common Stock.

                         ITEM 6. SELECTED FINANCIAL DATA
                      (in thousands, except per share data)

Pursuant to Rule 12b-25, this Item has been omitted from this Form 10-K and will be filed by subsequent amendment.

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Pursuant to Rule 12b-25, this Item has been omitted from this Form 10-K and will be filed by subsequent amendment.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Pursuant to Rule 12b-25, this Item has been omitted from this Form 10-K and will be filed by subsequent amendment.

               ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III
          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

The current executive officers of the company are as follows:

            Name                    Age                   Position

      Rex Loren Steffey             48    President and Chief Executive Officer

      William L. Lawrence, Jr.      47    Executive Vice President and Chief
                                          Financial Officer

Rex Loren Steffey came to Jay Jacobs in September 1994 from Paul Harris Stores, Inc., an Indiana-based fashion retail enterprise similar to that of Jay Jacobs. He has 20 years of experience in the retail industry. Mr. Steffey served in various executive merchandising positions at Paul Harris from 1975 to 1986. From 1987 to 1991 Mr. Steffey held senior positions with the Cato Corporation and Montgomery Ward. Mr. Steffey rejoined Paul Harris as

Vice President of Merchandising in June 1991, shortly after it filed for Chapter 11 protection, to revamp its merchandising strategy and control. He directed Paul Harris' merchandise planning, distribution, marketing, and management information services during and through its successful Chapter 11 reorganization that was concluded in September 1992.

Mr. Steffey was the Senior Vice President of Operations at Paul Harris from March 1993 until August 1993. Thereafter, he served as its President and Chief Operating Officer until he was hired by Jay Jacobs.

William L. Lawrence, Jr. came to Jay Jacobs in January 1995. He has over 20 years of retail experience. Prior to joining the Company, Mr. Lawrence was Senior Vice President and Chief Financial Officer for Paul Harris Stores, Inc. from March 1994 until January 1995. From March 1993 to March 1994, he was Senior Vice President - Finance of Paul Harris. From 1990 until March 1993, Mr. Lawrence also served as Paul Harris' Vice President - Controller, Corporate Secretary, and Assistant Treasurer.

CURRENT DIRECTORS

                                             Director
         Name                     Age         Since

   William L. Lawrence, Jr.       47          1997

   Rex Loren Steffey              48          1994

   Michael D. Sullivan            57          1997

   Edward L. Cahill               44          1997

   Kim Z. Golden                  42          1997

Set forth below is certain information concerning those persons serving on the Board of Directors that are not otherwise serving as executive officers of the Company.

Michael D. Sullivan has been Chairman of the Board of Golf America Stores, Inc., a golf apparel retailing company, from October 1996 to the present. Mr. Sullivan has also been Chairman of the Board of Pro Axon International, LLC, a hair care products company since December 1994. From August 1974 to November 1994, Mr. Sullivan was President and Chief Executive Officer of Merry-Go-Round Enterprises, Inc., a fashion retailer. Merry-Go-Round filed a reorganization petition under Chapter 11 of the Federal Bankruptcy law in January 1994, and subsequently announced a bankruptcy liquidation. Mr. Sullivan is also a director of Baltimore Gas and Electric Company.

Edward L. Cahill is a founding partner of Cahill, Warnock & Company, LLC, an asset management firm established to invest in small public companies. Prior to founding Cahill, Warnock & Company in July 1995, Mr. Cahill was a Managing director at Alex Brown & Sons Incorporated where, from 1986 through 1995, he headed the firm's Health Care Investment

Banking Group. Mr. Cahill is also a director of Occupational Health + Rehabilitation Inc., GENEMEDICINE, INC., Prism Health Group, Inc., and The Maryland Bioprocessing Center.

Kim Z. Golden is a Managing Director of T. Rowe Price Recovery Fund II, L.P. From May 1991 to the present, Mr. Golden has been a Vice President of T. Rowe Price Associates ("TRPA"), a mutual fund company. Prior to joining TRPA Mr. Golden held various positions at Chemical Banking Corporation (now Chase Manhattan) where he was a Vice President of Corporate Finance. Mr. Golden is also a Director of Seaman Furniture Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and beneficial owners of more than ten percent of the Company's stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by the Company and on written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that, during Fiscal 1997, its officers and directors have complied with all applicable
Section 16(a) filing requirements


                         ITEM 11. EXECUTIVE COMPENSATION

The information required by Part III (Item 11) is set forth in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of January 31, 1998. Such information is incorporated herein by reference and made a part hereof.


                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The information required by Part III (Item 12) is set forth in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of January 31, 1998. Such information is incorporated herein by reference and made a part hereof.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Part III (Item 13) is set forth in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of January 31, 1998. Such information is incorporated herein by reference and made a part hereof.

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

ITEM 14. (a)(1) INDEX TO FINANCIAL STATEMENTS

Pursuant to Rule 12b-25, this Item has been omitted from this Form 10-K and will be filed by subsequent amendment.

ITEM 14. (a)(2) FINANCIAL STATEMENT SCHEDULES

Pursuant to Rule 12b-25, this Item has been omitted from this Form 10-K and will be filed by subsequent amendment.

ITEM 14. (a)(3) LIST OF EXHIBITS

The Exhibits indexed on pages 18 of this report are included as part of this Form 10-K.

ITEM 14. (b) REPORTS ON FORM 8-K

Form 8-K dated November 17, 1997, reporting under Item 7 the recapitalization of the Company and final payment to pre-bankruptcy creditors.

Form 8-K dated December 5, 1997, reporting change of control of Registrant.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 1998.

                                   Jay Jacobs, Inc.


                                   By: REX LOREN STEFFEY
                                       -----------------------------------------
                                       Rex Loren Steffey
                                       President and Chief Executive Officer and
                                       Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                           Date


MICHAEL D. SULLIVAN
-----------------------------
Michael D. Sullivan                Chairman of the Board          April 30, 1998
                                   and Director
EDWARD L. CAHILL
----------------------------
Edward L. Cahill                   Director                       April 30, 1998


KIM Z. GOLDEN
----------------------------
Kim Z. Golden                      Director                       April 30, 1998


REX LOREN STEFFEY
----------------------------
Rex Loren Steffey                  President, Chief Executive     April 30, 1998
                                   Officer and Director


WILLIAM L. LAWRENCE, JR.
----------------------------
William L. Lawrence, Jr.           Executive Vice President,      April 30, 1998
                                   Chief Financial Officer and Director

                                  EXHIBIT INDEX
ITEM      DESCRIPTION

2.1       Preferred Stock Purchase Agreement (Incorporated by reference to
          Exhibit 2.1 to the Company's Form 8-K filed December 15, 1997 (the "Form 8-K")).

3.1       Restated Articles of Incorporation (Incorporated by reference to
          Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-13112, declared effective May 19, 1987 (the "Form S-1")).

3.2 Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 8-K).

3.3       Bylaws (Incorporated by reference to Exhibit 3.3 to the Form S-1).

4.1 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Form 8-K).

4.2 Voting Agreement between Investors and Messrs. Steffey and Lawrence (Incorporated by reference to Exhibit 4.2 to the Form 8-K).

4.3 Agreement between T. Rowe Price Recovery Fund II, L.P. and remaining Investors (Incorporated by reference to Exhibit 4.3 to the Form 8-K).

4.4       Registration Rights Agreement (Incorporated by reference to Exhibit
          4.4 to the Form 8-K).

10.1      GECC Loan and Security Agreement (Incorporated by reference to Exhibit
          10.1 to the Company's Form 10-Q filed December 17, 1997 (the "Form 10-Q")).

10.2 First Amendment to GECC Loan and Security Agreement (Incorporated by reference to Exhibit 10.2 to the Form 10-Q).

10.3 Second Amendment to GECC Loan and Security Agreement Incorporated by reference to Exhibit 10.3 to the Form 10-Q).

10.4      Employment Agreement with Rex L. Steffey (Incorporated by reference to
          Exhibit 10.2 to the Form 8-K).

10.5 Employment Agreement with William L. Lawrence, Jr. (Incorporated by reference to Exhibit 10.3 to the Form 8-K).

21        Schedule of Subsidiaries

23        Consent of Independent Accountants (to be filed by amendment)

27        Financial Data Schedule (to be filed by amendment)

99.1      Press Release dated December 5, 1997 (Incorporated by reference to
          Exhibit 99.1 to the Form 8-K).

99.2 Order Reopening Case, Modifying Treatment of Class 3 (General Unsecured) Claims under the Company's Plan of Reorganization, and Reclosing Case (Incorporated by reference to Exhibit 99.2 to the Form 8-K).

99.3 Notice of Effectiveness of Plan Modification (Incorporated by reference to Exhibit 99.3 to the Form 8-K).