Form 10-K/A
period 1998-01-31
JACOBS JAY INC
filed 1998-05-15
CIK 812127

The following items were the subject of a Form 12b-25
                           and are included herein: Items 6, 7, 8, 14(a)(1) and 14(a)(2), and Exhibits 23 and 27


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

Applicable only to Registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

As of April 14, 1998 544,323 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the share (based upon the closing price of the shares traded on April 14, 1998) of Jay Jacobs, Inc., held by non-affiliates was $3,402,018. For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the zero (0) shares beneficially owned by directors and executive officers of the Registrant.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                                     PART 1

                                ITEM 1. BUSINESS


General
-------

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

The Company was founded in 1941 in Seattle, Washington and grew to a 288 store operation by 1992. By early 1994, the Company had become overextended and, in May 1994, it filed a voluntary petition under Chapter 11 of the Bankruptcy code. New management was brought in and commenced a restructuring of operations that involved the closing of over 100 stores by January 1997. In June 1997, the Bankruptcy Court approved a final decree and the case was closed. The Company then focused its efforts on raising operating capital and paying its debt to its unsecured creditors. In December 1997, the Company raised a total of $7,100,000 through the sale of two series of preferred stock to institutional investors permitting the payment in full of the unsecured creditors (following a modification of the original decree to permit partial payment in stock) and providing additional operating capital.

DESCRIPTION OF BUSINESS

The principal aspects of the Company's business are summarized below.

Retail Merchandising
--------------------

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

Retail Store Locations
----------------------

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


Store Expansion and Relocation
------------------------------

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

Merchandise Inventory, Replenishment and Distribution
-----------------------------------------------------

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

Purchasing
----------

The Company works with established sources of fashion apparel and seeks suppliers and manufacturers that will assist the Company in its merchandise strategy. The Company works closely with its suppliers to design merchandise that meets the needs of its target customers. Substantially all of the Company's merchandise is sold under its own label.

The Company believes that it has good relationships with its vendors. The Company purchases merchandise from both domestic and foreign suppliers either directly from a factory or through a domestic agent. The Company's domestic vendors include suppliers who produce merchandise that meets the Company's specifications. During the fiscal year ended January 31, 1998, approximately 90% of the Company merchandise was produced with domestic contractors and 10% manufactured with foreign resources either directly or through domestic agents.

During the fiscal year ended January 31, 1998, merchandise was purchased from over 200 suppliers. No single vendor accounted for more than 10% of the Company's purchases.

Retail Advertising
------------------

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

Retail Store Operations
-----------------------

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

Distribution
------------

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

Competition
-----------

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

Trademarks
----------

"Jay Jacobs", "American Sportswear Exchange", "D.D. Sloane", "Private Edition" and several other trademarks of lesser importance have been registered with the U.S. Patent and Trademark Office.

Seasonality
-----------

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

Employees
---------

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

Leases
------

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

                            ITEM 3. LEGAL PROCEEDINGS

On May 13, 1994, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United Stated Bankruptcy Court for the Western District of Washington (Case No. 94-03993). During the bankruptcy case, management restructured operations and capitalization and formulated a plan of reorganization. On November 16, 1995, the Bankruptcy Court confirmed the Company's Second Amended Plan of Reorganization (the "Plan"), which became effective on November 28, 1995, and on June 23, 1997, the Bankruptcy Court approved a final decree closing the bankruptcy case. In connection with the $7.1 million capital infusion from the sale of two series of the Company's preferred stock, on December 1, 1997, the Bankruptcy Court re-opened the bankruptcy case, approved a modification of treatment of Class 3 (general unsecured) claims under the Plan to permit the Company to satisfy approximately $2,500,000 in debt to its

Class 3 creditors with cash payments totaling approximately $1,500,000 and the issuance of 1,889,763 shares of common stock, and re-closed the case. The cash was paid and stock issued in December 1997. At this time the Company believes it has made all payments required to be made under the Plan, except for five remaining quarterly payments in the amount of $80,000 each of certain priority tax claims, the last of which payments is due in April 1999.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not hold an annual meeting during the fiscal year ended January 31, 1998.

                                     PART II

   ITEM 5. MARKET FOR REGISTRANTS COMMON STOCK AND RELATED SHAREHOLDER MATTERS


Market Prices of Common Stock
-----------------------------

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

Number of Record Holders
------------------------

The number of record holders of the Company's common stock as of April 14, 1998 was 806.

Dividend Policy
---------------

The Company has never paid cash dividends on its common stock.

                         ITEM 6. SELECTED FINANCIAL DATA
                      (in thousands, except per share data)

                                                                                 Periods Ended
                                                     January 31,   February 1,   January 27,   January 28,  February 26,
                                                           1998          1997          1996          1995          1994
Statement of Income Data:
Net sales                                               $62,418       $61,571       $72,886       $90,490      $139,767
Operating costs and expenses
   Cost of sales, buying and
   occupancy costs                                       47,273        48,157        55,722        71,715       107,552
   Restructuring Items                                        0             0             0             0         7,577
   Selling, general and
   administrative expenses                               16,122        17,266        19,975        25,254        39,417
   Interest expense                                         499           320             0          (103)         (165)
   Expense related to equity
   investment                                               375             0             0             0             0
                                                   ------------  ------------  ------------  ------------  ------------

Net operating costs                                      64,269        65,743        75,697        96,866       154,381
                                                   ------------  ------------  ------------  ------------  ------------

Loss before reorganization items and
     income taxes                                        (1,851)       (4,172)       (2,811)       (6,376)      (14,614)
Reorganization (income) expense                               0          (340)            0         7,597             0
Income tax benefit                                            0           471             0             0           300
                                                   ------------  ------------  ------------  ------------  ------------

Loss before extraordinary item                           (1,851)       (3,361)       (2,811)      (13,973)      (14,314)

Extraordinary gain                                          600             0             0             0             0
                                                   ------------  ------------  ------------  ------------  ------------
Net loss                                               $(1,251)      $(3,361)       $(2,811)     $(13,973)     $(14,314)
                                                   ============  ============  ============  ============  ============

Loss per share before extraordinary
    item, basic & diluted                              $ (9.38)      $ (8.26)       $ (7.05)     $ (35.55)     $ (36.42)
Loss per share, basic & diluted                        $ (7.99)      $ (8.26)       $ (7.05)     $ (35.55)     $ (36.42)

Weighted average number of
   shares & equivalents outstanding                        432           407            399           393           393

Balance Sheet Data:
  Working capital                                      $ 2,686       $(2,633)       $ 3,021      $ 13,786      $ 12,929
  Total assets                                          16,406        14,297         14,247        24,142        31,423
  Shareholders' equity                                   1,070            44          3,335         5,994        19,943

Note: See Management's Discussion and Analysis ("MD&A") and notes to the
Consolidated Financial Statements.

The fiscal period ended January 1995 was an eleven-month period. During fiscal
1995, the Company changed its fiscal year end from the last Saturday in February to the Saturday closest to January 31 (see Item 7, below).

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

General
-------

The following information should be read in conjunction with the Company's Consolidated Financial Statements and related notes included in this Form 10-K/A report. References to fiscal 1999 refer to the twelve months ending January 30, 1999. References to fiscal 1998 refer to the twelve months ended January 31, 1998. Reference to fiscal 1997 refers to the twelve months ended February 1, 1997 (which contained 53 weeks). References to fiscal 1996 refer to the twelve months ended January 27, 1996. The Company uses a 4-5-4 fiscal calendar, which allows for four weeks in the first and third month of a fiscal quarter, and five weeks in the middle month. The Company made the decision during fiscal 1995 to end future fiscal years at the completion of its fiscal January, as opposed to the end of February, as it had previously done. This change was made to align the Company's fiscal calendar to the seasonal patterns that it experiences, as well as to enhance comparability of its fiscal quarter and year end results with similar retail companies in its industry segment.

Recapitalization of the Company
-------------------------------

During December 1997, the Company sold two series of newly issued preferred stock in a Private Placement for $7,100,000.

The Series A Preferred Stock (which pays a dividend at the rate of 5%, payable quarterly, from the date of closing) is redeemable and was issued for $4,600,000. The Series A Preferred Stock is mandatorily redeemable upon the occurrence of a restructuring event (as described in the agreement) or anytime after January 1, 2003. The Series B Preferred Stock (which pays a dividend at the rate of 8%, payable quarterly beginning March 5, 2000) is convertible (subject to adjustment in certain events) and was issued for $2,500,000. As of the date of this Report, the shares of common stock issuable upon conversion of the Series B Preferred Stock would represent, if issued, 86.25% of the issued and outstanding common stock on a fully diluted basis. Both series of preferred stock pay dividends at a rate of 20%, if still outstanding, effective January 1, 2003 and thereafter. Series B Preferred Stock shall be entitled to vote, together with the holders of common stock and Series B Preferred Stock as a single class, on any matter submitted to the stockholders for a vote. The holders of Series B Preferred Stock shall have one vote for each full share of common stock into which their shares of Series B Preferred Stock are convertible. The conversion feature of the Series B Preferred Stock is more favorable than the intrinsic value of the common stock as required to be measured against the trading value on date of purchase. This "discount" is accounted for as a dividend to the preferred shareholders, with no net effect on shareholders' equity. For purposes of calculating earnings per share, a total of $2,072,000 has been recognized as a dividend for the year ended January 31, 1998 (See Note 11 to the financial statements).

The Company received net proceeds from recapitalization of approximately $5,900,000 after fees and expenses of this financing. Fees and expenses include a banking fee of $355,000, together with $40,000 of expense reimbursement payable to the purchasers of the Series A and Series B Preferred Stock; a break-up fee payable to a second potential group of investors of $300,000, together with expenses of up to $75,000; an investment banking fee payable to the Company's investment advisors of $275,000; and $145,000 of legal and other professional fees.

The Series A Preferred Stock has been recorded as mezzanine financing and the Series B Preferred Stock has been recorded as additional equity during the fourth quarter of fiscal 1998. The Series A and Series B stock has been recorded net of the direct cost of the Private Placement of approximately $1,154,000. The direct costs have been allocated pro rata between the Series A and Series B stock. The direct costs that have been charged to the Series A stock will be amortized over five years directly against retained earnings. The dividends associated with the Series A stock will also be charged directly against retained earnings as they are paid. The break-up fee and related expenses of approximately $375,000 have been charged to expense during the fourth quarter of fiscal 1998.

Seasonality
-----------

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

Results of Operations
---------------------

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales:

                                                               Year ended         Year ended           Year ended
                                                              Jan. 31, 1998       Feb. 1, 1997       Jan. 27, 1996
     Net sales                                                    100.0%             100.0%              100.0%
     Cost of sales, buying and occupancy costs                     75.7               78.2                76.5
     Selling, general and administrative expenses                  25.8               28.0                27.4
     Interest expense                                               0.8                0.5                   0
     Expense related to equity investment                           0.6                  0                   0
     Reorganization income                                            0                0.6                   0
     Income tax benefit                                               0                0.7                   0

     Loss before extraordinary item                                (2.9)              (5.4)               (3.9)

     Extraordinary gain                                             0.9                  0                   0

     Net loss                                                      (2.0)%             (5.4)%              (3.9)%


Fiscal 1998 Compared to Fiscal 1997
-----------------------------------

Net sales increased by $847,000 or 1%, for fiscal 1998 compared to fiscal 1997. This increase was primarily due to an increase in comparable store sales of 17%, and the relocation of 15 stores to more productive locations within the mall, partially offset by a reduction in store count. The Company began fiscal 1998 with 123 stores, closed 18 stores, relocated 15 stores and opened 3 new stores, to end fiscal 1998 with 108 stores, a net reduction of 15 stores or 12%. Average sales per store increased to $545,000 in fiscal 1998 from $466,000 in fiscal 1997. The Company attributes the increase in comparable stores sales to the customer acceptance of its new merchandising strategy, adopted in fiscal 1996, and its ability to increase inventory levels as a result of support from its key merchandise suppliers. The support from key vendors was enhanced as a result of the Company's improved performance and the change in credit facility that increased the Company's borrowing capacity (see Item 7 -- "Liquidity and Capital Resources"). Average inventory per store increased 18% during the year as a result of the improved vendor support and liquidity position of the Company.

Cost of sales, buying and occupancy costs decreased as a percent of sales by 2.5%, a decline of $884,000. Cost of sales related to merchandise decreased 2.2% as a result of improved initial mark-on and lower markdowns which was a result of the customers buying earlier in the selling season. Cost of sales related to occupancy costs decreased by 0.3% as a result of the ability to leverage these generally fixed costs over a higher sales base per store.

Selling, general and administrative expenses decreased as a percentage of net sales by 2.2%, a decline of $1,144,000. This decrease was the result of continued corporate downsizing and cost constraint measures implemented during the past three years as well as the Company's ability to leverage expenses over the higher sales base per store.

Interest expense increased to $499,000 (0.8% of sales) in fiscal 1998 from $320,000 (0.5% of sales) in fiscal 1997. This was as a result of increased borrowings during the year that was available as a result of the increased credit facility (see Item 7 -- "Liquidity and Capital Resources").

The Company recorded an extraordinary gain related to the resolution of the final payment due creditors under the Company's Second Amended Plan of Reorganization (see Note 4 - "Emergence From Chapter 11 and Reorganization Expenses"). The extraordinary gain arises from the unsecured creditors accepting 1,889,763 shares of common stock of the Company in lieu of a portion of the scheduled cash payment. This gain of $600,000 is net of costs of the transaction including legal and professional fees of $170,000 and the $230,000 which was recorded as an increase in common stock representing the difference between the issue price of the common and its fair value on the transaction date.

The Company incurred a net loss of $1,251,000 in fiscal 1998 ($7.99 per share) or 2.0% of sales. As a percent of sales, this represents an improvement of 3.4% over fiscal 1997. This improvement results from a decrease in cost of goods sold of 2.5%, a decrease in selling, general and administrative expense of 2.2%, and an extraordinary gain of 1.0% offset by an increase in interest expense of 0.3%, expense related to the recapitalization of 0.6%, and lack of a tax benefit of 0.8%. Earnings per share in fiscal 1998 was impacted by a one time charge of $4.80 per share as a result of the conversion feature of the Series B Preferred Stock (See Note 11 to the financial statements). The conversion feature of the Series B Preferred Stock is more favorable than the intrinsic value of the common stock as required to be measured against the trading value on date of purchase. This "discount" is accounted for as a dividend to the preferred shareholders, with no net effect on shareholders' equity. For purposes of calculating earnings per share, a total of $2,072,000 has been recognized as a dividend for the year ended January 31, 1998.

Fiscal 1997 Compared to Fiscal 1996
-----------------------------------

Net sales decreased by $11,315,000 or 15.5% for fiscal 1997 compared to fiscal 1996. This decrease was primarily due to a reduction in store count. The Company began fiscal 1997 with 136 stores, closed 28 stores and opened 15 new stores, to end fiscal 1997 with 123 stores, a net reduction of 13 stores or 9.6%. Comparable store sales for fiscal year 1997 decreased by 4.2% from fiscal year 1996. The Company attributes this decline in sales to cash flow problems that resulted in a decline in comparable store inventories of 16.1%. Although inventories declined significantly, inventory turnover increased as a result of increased acceptance of the Company's new merchandise strategy during the third and fourth quarters of fiscal year 1997. Increased inventory turnover resulted in comparable store sales performance that was significantly better than would be expected given the decline in inventories. During the fourth quarter of fiscal 1997 comparable store sales increased by 4%.

Cost of sales, buying and occupancy costs increased as a percent of sales by 2.7%, while decreasing by $7,565,000. The higher occupancy costs, as a percentage of sales, result from the Company's inability to properly leverage these generally fixed costs due to store closures and the decline in sales. Cost of sales related to merchandise, as a percent of sales, remained the same as the prior year.

Selling, general and administrative expenses increased as a percentage of net sales by 0.7% primarily as a result of the comparable stores sales decline, which resulted in less sales to leverage expenses over, partially offset by corporate downsizing and cost constraint measures implemented during the year.

Interest expense increased to $320,000 in fiscal 1997 from $0 in fiscal 1996 as a result of lower cash balances available for investment and increased borrowings during the year.

The Company recorded a benefit of $471,000 during fiscal 1997 due to a federal income tax refund, received in October 1996, and a state income tax refund received in January 1997, which was a result of net operating loss carry-backs.

The Company incurred a loss of $3,361,000 in fiscal 1997 ($8.26 per share) or 5.4% of sales. As a percent of sales, this represents a decline of 1.5% under fiscal 1996. Of this decrease, 2.3% resulted from a comparable store sales decrease of 4.2% partially offset by reductions in general and administrative expenses and store operating expenses, and by the income tax benefit.

Effects of Inflation
--------------------

The effect of changing prices has had minimal impact on sales and cost of sales during the past three years. However, occupancy costs and certain selling, general and administrative costs have been affected by inflation during the period. In general, these increases have been modest and reflect current general economic trends in the markets in which the Company operates.

Liquidity and Capital Resources
-------------------------------

General
-------

The Company's principal needs for liquidity are to finance the purchase of merchandise inventories, to fund operations, and to fund the Company's store closure and expansion plan.

During the twelve months ended January 31, 1998, the Company's primary source of liquidity was from borrowings under its secured Line of Credit and, the net capital infusion of $5,900,000 received from the sale of two series of preferred stock (see Item 7 - "Recapitalization of the Company" for more information regarding the capital infusion).

During December 1995 the Company entered into a financing agreement on a revolving credit basis with LaSalle National Bank ("LaSalle"). The LaSalle Facility provided for borrowings and letters of credit, the aggregate of which could not exceed the lower of $10,000,000 or a computed borrowing base. Letters of credit were limited to a maximum of $5,000,000. A first lien was granted to LaSalle on all Company assets (excluding capitalized leases and permitted liens of up to $400,000). Interest was charged at LaSalle's announced prime rate. The Company was charged an annual fee of 1% of the aggregate loan limit, normal audit fees, and a letter of credit fee of 1.25% per annum on the aggregate undrawn face amount of letters of credit outstanding.

The Company replaced the LaSalle facility with a Line of Credit with General Electric Capital Corporation ("GECC") on August 29, 1997. As amended, effective December 5, 1997, the GECC Line of Credit provides for borrowing and letters of credit, the aggregate of which cannot exceed the lesser of 60% of eligible inventory, as defined, and outstanding letters of credit, or $10,000,000. Letters of credit are limited to a maximum of $5,000,000. A first lien is granted to GECC on all the Company's assets. The Company must maintain a scheduled minimum fixed charge coverage ratio, and may not declare or pay dividends or other distributions on account of any equity interest in the Company, except dividends to be paid on Series A and Series B Preferred Stock until payment or satisfaction in full of liabilities under the GECC Line of Credit and termination of the financing agreement. Interest is charged at GECC's index rate plus 3% (index rate averaged 5.5% during fiscal 1998). The Company is charged an annual fee of 0.375% of the unused credit under this facility, normal audit fees, and a letter of credit fee of 1% per annum on the aggregate undrawn face amount of letters of credit outstanding.

On October 23, 1997, the Company amended its agreement with GECC to temporarily increase the Company's borrowing capacity for seasonal purposes, by $500,000. This temporary increase in availability permitted the Company to stock its remaining stores at near full inventory levels for the 1997 Christmas holiday sales season and was repaid at the closing of the new equity investment in the Company, in December 1997 (see Item 7 - "Recapitalization of the Company" for more information regarding the capital infusion). At January 31, 1998, the Company had remaining availability under the line of $400,000, in addition to the cash balance of $1,567,000 on hand and no outstanding letters of credit. The Company expects to continue to draw significantly on its Line of Credit to fund working capital needs throughout fiscal 1999.

Net cash used for operations for the fiscal year ended January 31, 1998 was $7,023,000. This use of cash resulted primarily from payments to unsecured creditors ($2,322,000), an increase in inventory ($1,597,000), a decrease in accounts payable ($2,661,000) and from the operating loss ($1,251,000). The Company had working capital of $2,686,000 at January 31, 1998 compared to a working capital deficit of $2,633,000 at February 1, 1997. The working capital increase of $5,319,000 results primarily from the equity investment described in
Item 7 and increased borrowings of $2,510,000.

Net cash used for operations for fiscal 1997 and fiscal 1996 was $2,814,000 and $7,761,000, respectively. Cash used in fiscal 1997 was primarily the result of payments of accrued reorganization expenses ($4,485,000) losses from operations, net of depreciation and deferred rents, ($2,875,000) and higher inventories ($612,000); partially offset by increases in accounts payable ($3,334,000). Accounts payable increased as a result of higher purchases during January of 1997 compared to January 1996 in support of increased sales levels, and the need to extend terms on existing trade debt, as a result of the Company's previous liquidity problems. Cash used in fiscal 1996 was primarily the result of payments of accrued reorganization expenses ($5,455,000) and losses, net of depreciation and deferred rents from operations ($1,977,000). Inventory and accounts payable both decreased as a result of lower purchases at year end resulting from the Company's reduction in stores.

Property and equipment expenditures were $90,000, $889,000 and $509,000 in fiscal 1998, 1997, and 1996, respectively. The expenditures in 1998 were primarily related to store relocations and store openings. Expenditures in 1997 and 1996 were primarily related to the opening of new stores and remodeling of existing stores.

The Company is currently planning to open at least 20 stores and relocate 10 stores during fiscal 1999. In addition, the Company is researching alternatives to its existing management information system and expects to incur capital expenditures to replace existing systems during fiscal 1999. The estimated capital expense for fiscal 1999 is $1,500,000. These forward looking statements will be influenced by the Company's financial position and the number of advantageous mall store locations that become available.

On March 14, 1998, subsequent to the end of fiscal 1998, the Company closed on a financing transaction with its investor group, including affiliates of Cahill, Warnock & Company, L.L.C. and T. Rowe Price Recovery Fund II, L.P. The financing transaction provided for subordinated debt in the amount of $2,000,000. The subordinated debt agreement provides for interest at the rate of 14% per annum payable semi-annually on June 30, 1998 and December 31, 1998. The subordinated debt also includes warrants to purchase 2% of the Company, on a fully diluted basis. The subordinated debt matures on December 31, 1998.

The Company believes that cash flow from operations, available bank lines of credit and the subordinated debenture closed in March 1998 will provide sufficient liquidity to meet its presently anticipated cash requirements through fiscal 1999.

Information Concerning Forward-Looking Statements
-------------------------------------------------

Certain matters discussed in this report concerning the business outlook, anticipated financial results, and ability to obtain additional financing constitute forward-looking statements and are based upon management's expectations and beliefs concerning future events impacting the Company. There can be no assurance that these events will occur or that the Company's results will be as estimated.

The assumptions used as a basis for the forward-looking statements include many estimates which, among other things, depend on the Company's ability to purchase inventory in quantities required to achieve its sales estimates and the continued support of its vendors. In addition, many factors outside the control of the Company, including potential competitive pressures on selling price as well as general economic conditions in the markets in which the Company does business, also could impact the realization of such estimates.

Year 2000 Compliance
--------------------

In anticipation of the unique challenges the year 2000 issue will present to the Company, management has taken a pro-active approach in addressing computerized information systems. The Company realizes that many software applications and operational programs currently in use may be unable to distinguish the year 2000 from the year 1900. If not addressed in a timely and effective manner, this problem could result in inaccurate information, or, in the worst case, an inability of the system to continue to function.

The Company has initiated the process of preparing its computer systems and applications for the year 2000. This process may include replacing the store point of sale systems during fiscal 1998 and upgrading corporate hardware and software components by the first quarter of fiscal 2000. Management estimates the total cumulative costs of hardware and software will be approximately $1,500,000, which will be financed over the term of its useful life.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
And Shareholders of
Jay Jacobs, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on Page 37 present fairly, in all material respects, the financial position of Jay Jacobs, Inc. and its subsidiary at January 31, 1998 and February 1, 1997 and the results of their operations and their cash flows for the periods indicated, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Seattle, Washington
May 8, 1998

                         JAY JACOBS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                          (Dollar amounts in thousands)

       ASSETS
                                                              January 31, 1998        February 1, 1997
       Current Assets:
            Cash and cash equivalents                                $   1,567               $     249
            Accounts receivable                                            336                     540
            Inventories                                                  9,532                   7,935
            Prepaid expenses                                               562                     276
                                                                   -----------             -----------
                 Total current assets                                   11,997                   9,000

       Property and equipment, net                                       4,409                   5,297
                                                                   -----------             -----------

            Total assets                                             $  16,406               $  14,297
                                                                   -----------             -----------

       LIABILITIES AND SHAREHOLDERS' EQUITY

       Current liabilities:
            Accounts payable                                         $   2,074               $   4,735
            Accrued payroll                                                162                     217
            Accrued reorganization expenses                                400                   2,618
            Other accrued expenses                                         988                     886
            Line of credit                                               5,687                   3,177
                                                                   -----------             -----------
          Total current liabilities                                      9,311                  11,633

       Deferred rental credits                                             171                     331

       Federal income tax refund reserve                                 1,980                   1,955
       Accrued reorganization expenses                                       0                     334
                                                                   -----------             -----------
          Total liabilities                                             11,462                  14,253

       Series A preferred stock - 46,000 and 0 shares
          issued and outstanding -mandatorily
          redeemable                                                     3,874                       0

       Shareholders' equity:
          Preferred stock: 5,000,000 shares authorized;
          Series B preferred stock - 25,000 and 0
           shares issued and outstanding                                 2,072                       0

          Common stock:  20,000,000 shares
          authorized; 544,323 and 408,266 issued and
          outstanding                                                   13,257                  12,990
          Accumulated deficit                                          (14,259)                (12,946)
                                                                   -----------             -----------

       Total shareholders' equity                                        1,070                      44
                                                                   -----------             -----------

       Commitments and contingencies (Notes 4 & 7)

       Total liabilities & shareholders' equity                      $  16,406               $  14,297
                                                                   -----------             -----------


          See accompanying notes to consolidated financial statements.

                         JAY JACOBS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)

                                                       Year ended           Year ended            Year ended
                                                      Jan. 31, 1998         Feb. 1, 1997        Jan. 27, 1996
Net sales                                                 $  62,418            $  61,571            $  72,886

Operating costs and expenses:
     Cost of sales, buying and
     occupancy costs                                         47,273               48,157               55,722
     Selling, general, and
     administrative expenses                                 16,122               17,266               19,975
     Interest expense                                           499                  320                    0
     Expense related to equity
     investment                                                 375                    0                    0
                                                      -------------         ------------         ------------
                                                             64,269               65,743               75,697
                                                      -------------         ------------         ------------

Loss before reorganization items
    and income taxes                                         (1,851)              (4,172)              (2,811)

Reorganization expense (income)                                   0                 (340)                   0
Income tax benefit                                                0                  471                    0
                                                      -------------         ------------         ------------

Loss before extraordinary item                               (1,851)              (3,361)              (2,811)
Extraordinary gain (Note 4)                                     600                    0                    0
                                                      -------------         ------------         ------------

Net loss                                                  $  (1,251)           $  (3,361)           $  (2,811)
                                                      -------------         ------------         ------------

Basic & diluted earnings per share:
     Loss before extraordinary item                       $   (9.38)           $   (8.26)           $   (7.05)
     Extraordinary gain                                        1.39                    0                    0
                                                      -------------         ------------         ------------
     Net loss                                             $   (7.99)           $   (8.26)           $   (7.05)
                                                      -------------         ------------         ------------

Weighted average number of
  shares outstanding (basic & diluted)                          432                  407                  399
                                                      -------------         ------------         ------------


          See accompanying notes to consolidated financial statements.

                         JAY JACOBS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                       FOR THE YEAR ENDED JANUARY 27, 1996
                         THE YEAR ENDED FEBRUARY 1, 1997
                       AND THE YEAR ENDED JANUARY 31, 1998
                                 (In thousands)
                                                                                                  Retained
                                       Preferred Stock                 Common Stock               earnings
                                  Shares            Amount         Shares         Amount           deficit            Total
Balance Jan. 28, 1995                                                  394         $12,768           $(6,774)            $5,994

Issuance of shares to CEO                                                7             113                                  113

Stoc options exercised                                                   3              39                                   39

Net loss                                                                                              (2,811)            (2,811)
                               ------------      ----------     ----------     -----------      ------------      -------------

Balance Jan. 27, 1996                                                  404          12,920            (9,585)             3,335

Stock options exercised                                                  4              70                                   70

Net loss                                                                                              (3,361)            (3,361)
                               ------------      ----------     ----------     -----------      ------------      -------------

Balance Feb. 1, 1997                                                   408          12,990           (12,946)                44

Stock options exercised                                                 10              37                                   37

Series B Preferred shares
issued to new investors                  26          $2,072                                                               2,072

Shares issued to unsecured
pre-petition creditors                                                 126             230                                  230

Accretion on Series A
preferred stock                                                                                          (24)               (24)

Dividends on Series A
preferred stock                                                                                          (38)               (38)

Net loss                                                                                              (1,251)            (1,251)
                               ------------      ----------     ----------     -----------      ------------      -------------

Balance Jan. 31, 1998                    26          $2,072            544         $13,257          $(14,259)            $1,070
                               ------------      ----------     ----------     -----------      ------------      -------------


          See accompanying notes to consolidated financial statements.

                         JAY JACOBS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                            Year ended           Year ended            Year ended
                                                           Jan. 31, 1998         Feb. 1, 1997        Jan. 27, 1996
Cash flows from operating activities:
   Net loss                                                    $  (1,251)           $  (3,361)           $  (2,811)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                  977                1,150                1,157
      Reversal of provision for deferred rents, net                 (160)                (664)                (323)

      Change in assets and liabilities:
         Accounts receivable                                         204                  (98)                (181)
         Inventories                                              (1,597)                (612)               1,256
         Prepaid expenses                                           (285)                 (57)                 (59)
         Accounts payable                                         (2,661)               3,334                 (832)
         Accrued payroll                                             (55)                (312)                 (72)
         Other accrued expenses                                      102                  336                 (461)
         Accrued reorganization expenses                          (2,322)              (4,485)              (5,435)
         Federal income tax refund reserve                            25                1,955                    0
                                                             -----------          -----------          -----------
                                                                  (7,023)              (2,814)              (7,761)
                                                             -----------          -----------          -----------

Cash flows from investing activities:
   Capital expenditures                                              (90)                (889)                (509)
   Net proceeds from sales of assets                                   0                    0                   38
                                                             -----------          -----------          -----------
                                                                     (90)                (889)                (471)
                                                             -----------          -----------          -----------

Cash flows from financing activities:
   Net borrowing from line of credit                               2,510                3,177                    0
   Proceeds from sale of preferred stock, net                      5,884                    0                    0
   Proceeds from options exercised                                    37                   70                   39
                                                             -----------          -----------          -----------
                                                                   8,431                3,247                   39
                                                             -----------          -----------          -----------

Net increase (decrease) in cash and cash
   equivalents                                                     1,318                 (456)              (8,193)
Cash and cash equivalents - beginning of year                        249                  705                8,898
                                                             -----------          -----------          -----------
Cash and cash equivalents - end of year                        $   1,567            $     249            $     705
                                                             -----------          -----------          -----------

Supplemental disclosure of cash flow information:
   Cash received during the year for income taxes                      0               (2,426)                   0
                                                             -----------          -----------          -----------

   Cash paid during the year for interest                            140                  292                    0
                                                             -----------          -----------          -----------

   Cash paid for reorganization items                              1,721                3,620                4,032
                                                             -----------          -----------          -----------
   Shares issued for services                                          0                    0                  113
                                                             -----------          -----------          -----------
   Shares issued to unsecured creditors                              230                    0                    0
                                                             -----------          -----------          -----------


          See accompanying notes to consolidated financial statements.

                         JAY JACOBS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Recapitalization of the Company

During December 1997, the Company sold two series of newly issued preferred stock in a Private Placement for $7,100,000. The Series A Preferred Stock (which pays cumulative dividends at the rate of 5%, due quarterly, from the date of closing), is mandatorily redeemable as of January 1, 2003, and was issued for $4,600,000. The Series B Preferred Stock (which pays cumulative dividends at the rate of 8%, due quarterly beginning 90 days after the second anniversary of the closing) is convertible and was issued for $2,500,000. The Series B Stock is convertible into shares of common stock (subject to adjustment in certain events). As of January 31, 1998, the shares of common stock issuable upon conversion of the Series B Preferred Stock would represent, if issued, 86.25% of the issued and outstanding common stock on a fully diluted basis. Both series of preferred stock pay dividends at a rate of 20% effective January 1, 2003. The Series B Preferred Stock is entitled to vote, together with the holders of common stock and Series B Preferred Stock as a single class, on any matter submitted to the shareholders for a vote. The holders of Series B Preferred Stock have one vote for each full share of common stock into which their shares of Series B Preferred Stock are convertible.

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

The Series A Preferred Stock was recorded as mezzanine equity and the Series B Preferred Stock was recorded as additional equity during the fourth quarter of fiscal 1998. The Series A and Series B stock were recorded net of the direct cost of the Private Placement of approximately $1,154,000. The direct costs were allocated pro rata between the Series A and Series B stock. The direct costs that will be charged to the Series A stock will be accreted over five years and amortized directly against retained earnings. The dividends associated with the Series A stock will also be charged directly against retained earnings as they are paid. A separate break-up fee and related expenses of approximately $375,000, payable to a second potential group of investors, has been charged to expense during the fourth quarter.

Note 2 - Summary of Significant Accounting Policies

The following accounting principles and practices of Jay Jacobs, Inc. are set forth to facilitate the understanding of the consolidated financial statements.

Operations
----------

The Company's primary business activity is the retailing of women and men's apparel. The Company operates 108 stores in 19 states, primarily Washington, California, Alaska and Oregon.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Jay Jacobs, Inc. and its wholly owned subsidiary J.J. Distribution Company. All significant intercompany balances and transactions have been eliminated.

Cash Equivalents
----------------

For financial reporting purposes, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Retail Sales
------------

Revenues from retail sales (including lay-a-way transactions) are recognized at the time of sale, net of returns and exchanges, and exclude sales taxes.

Inventories
-----------

Inventories are valued at the lower of cost or market using the retail method on a first-in, first-out basis.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Additions, improvements and expenditures that significantly add to the utility of facilities are capitalized and depreciated. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation and amortization are computed by the straight-line method for financial reporting purposes and various methods for tax purposes. For financial reporting purposes, furniture, fixtures and equipment are depreciated over their useful lives of three to ten years and leasehold improvements are amortized over the term of the related lease. It is the Company's policy to write down assets when it is determined that it is probable that the assets' value is impaired. The carrying value of fixed assets is assessed for any permanent impairment by evaluating the operating performance and future undiscounted cash flows from operations of the underlying businesses. Adjustments are made if the sum of the expected future undiscounted net cash flows is less than book value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

Pre-opening and Store Closing Costs
-----------------------------------

Costs associated with the opening of new stores are charged to expense as incurred. The costs associated with store closures, net of amounts expected to be recovered, are expensed when the decision to close the store is made.

Advertising Costs
-----------------

The Company did not advertise on its own during the years ended January 31, 1998, February 1, 1997, and January 27, 1996. As is the case with most specialty retailers, the Company relies mainly on its locations in malls and on in-house graphics and displays to attract customers to its stores. The Company pays for cooperative advertising in the form of mall dues. Advertising costs for the years ended January 31, 1998, February 1, 1997 and January 27, 1996 were expensed as incurred and totaled $118,000, $122,000 and $219,000, respectively.

Income Taxes
------------

The Company accounts for income taxes under an asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Earnings (Loss) Per Share
-------------------------

In February 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). The company adopted SFAS 128 in the fourth quarter of fiscal 1998, as required by this pronouncement. SFAS 128 establishes standards for computing and presenting earnings (loss) per share. Basic earnings (loss) per share is calculated by dividing net income available to common shareholders (before and after extraordinary items) by the weighted average number of shares outstanding. Accordingly, diluted earnings per share includes the dilutive effects of stock options and warrants using the treasury stock method and the effect of the conversion of the Series B Preferred Stock to common stock in determining the weighted average number of shares of common stock outstanding, unless the effect is anti-dilutive. Net income available to common shareholders is computed by deducting dividends for the period on preferred stock, whether or not the dividends were paid. Earnings per share for all periods presented have been restated following the provisions of SFAS 128.

Use of Estimates
----------------

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

Financial Instruments
---------------------

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued payroll, accrued reorganization expenses, line of credit and other accrued expenses. These balances, as presented in the financial statements at January 31, 1998, approximate their fair value.


Note 3 - Property and Equipment

The composition of property and equipment is:

                                               January 31,          February 1,
                                                     1998                 1997

     Leasehold improvements                      $  7,947             $  7,910
     Furniture, fixtures and equipment             18,102               18,172
                                                 --------             --------
                                                   26,049               26,082

     Less accumulated depreciation
     and amortization                              21,640               20,785
                                                 --------             --------

                                                 $  4,409             $  5,297
                                                 --------             --------

Note 4 - Emergence From Chapter 11 and Reorganization Expense

On May 13, 1994 (the "Petition Date"), the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Washington (the "Bankruptcy Court"). Under the protection of Chapter 11, the Company managed its affairs and operated its business as a debtor-in-possession while a Plan of Reorganization was developed. The Company decided to close 84 stores and recorded a reorganization provision of $7,597,000 related to these events. Property and equipment was written down by $1,978,000, inventory reserves for closed stores were $1,200,000, $752,000 was incurred in professional fees and expenses and $3,667,000 represents the provision related to lease rejection claims.

During the reorganization, management restructured operations and capitalization in order to strengthen the Company's financial position and operating performance.

On November 20, 1995, the Bankruptcy Court approved a financing agreement between the Company and LaSalle National Bank, and on November 28, 1995, the Company's Plan of Reorganization (the "Plan") became effective.

Unsecured creditors were paid an amount equal to 30% of the approved claim amount in January 1996 subsequent to the fiscal year end. These creditors made an election to either receive a second 30% payment in 1997, or receive a 15% payment in 1997 plus a note equal to 42% of the approved claim amount. The notes accrued interest at 9.5% per annum. Creditors elected to receive $390,000 in notes, leaving $2,485,000 due in a lump sum payment. All administrative expense claims were paid in full and allowed Priority Tax Claims are paid on a quarterly basis, the last such payment is due in April 1999.

Pursuant to the Plan, the Company's unsecured creditors received a partial payment in January 1996, but further scheduled payments were delayed by inadequate cash flow. In December 1997, the Company received a $5,900,000 capital infusion, after fees and expenses, from the sale of two series of preferred stock (see Note 1 "Recapitalization of the Company" for more information regarding the capital infusion). In connection with the capital infusion, the Plan was modified December 1, 1997 by the U.S. Bankruptcy Court, to allow for payment of approximately $1,500,000 in cash and issuance of 125,984 shares of the Company's common stock in full satisfaction of the approximately $2,500,000 payment due creditors by January 1, 1997 under the Plan. The cash was paid and stock issued in December 1997. This payment has resulted in the recording of an extraordinary gain of $600,000 during the Company's fourth quarter of fiscal 1998. The gain of $600,000 was a result of the acceptance of stock rather than cash payment; less legal and professional fees, representing $170,000 and $230,000 accounted for as an increase in common stock representing the value of the transaction. Unpaid costs related to this reorganization were January 31, 1998 were $400,000 and $2,952,000 at February 1, 1997. Claims payable within a year, which represents the remaining payments due for priority tax claims are classified as current liabilities.

Note 5 - Income Taxes

The income tax benefit consists of the following (in thousands):

                                    Fiscal            Fiscal            Fiscal
                                  year end          year end          year end
                                      1998              1997              1996

             Current            $        0        $        0        $        0
             Deferred                    0              (471)                0
                                ----------        ----------        ----------
                                $        0        $     (471)       $        0
                                ----------        ----------        ----------

The difference between the income tax benefit based upon statutory income tax rates and the income tax benefit recorded in the financial statements is attributable to the following (in thousands):

                                                             Fiscal year        Fiscal year        Fiscal year
                                                               end 1998           end 1997           end 1996
Income taxes at Federal statutory rate of 34%                  $   (425)         $ (1,303)          $    (956)
Change in valuation allowance                                       408            (1,029)                918
Reserve against tentative income tax refund
  received                                                            0             1,955                   0
Other                                                                17               (94)                 38
                                                               --------          --------           ---------
                                                               $      0          $   (471)          $       0
                                                               --------          --------           ---------

Deferred tax assets (liabilities) at January 31, 1998 and February 1, 1997 were comprised of the following (in thousands):

                                               January 31, 1998        February 1, 1997
Operating loss carryforward                             $ 9,706                 $ 9,089

Deferred rental credits                                      58                     112
Inventory valuation                                         160                      98

Minimum tax credit carryforward                             198                     198
Other, net                                                  (79)                    138
                                                      ---------               ---------
                                                         10,043                   9,635

Less:  Valuation allowance                               10,043                   9,635
                                                      ---------               ---------

Net deferred tax assets                                 $     0                 $     0
                                                      ---------               ---------

At January 31, 1998, the Company had available Federal Net Operating Loss (NOL) carryforwards of approximately $28,547,000, which expire in 2009 through 2013. During the fiscal year substantial changes in the Company's ownership have occurred as a result of the new investment in the Company (see Note 1 - "Recapitalization of the Company"). As a result of the changes, limitation on the Company's ability to recover net operating loss carryforwards will occur. The limitations are related to the market capitalization at the time of the change in control in the Company. The limitation per year in recovering the Net Operating Losses against taxable income is approximately $500,000.

The Company carried back, under IRC section 172 (f), $6,829,000 of the fiscal 1997 net operating loss to tax years beginning on or after January 1, 1984. Accordingly, the Company filed for and received a tentative refund in October 1996 of $2,355,000 (net of fees paid to prepare the refund claim). The tentative tax refund is subject to audit by the Internal Revenue Service and as a result the Company has established a reserve for this claim in the amount of $1,955,000. The Company also received state income tax refunds of $71,000 during fiscal 1997. The Internal Revenue Service commenced an audit of the Claim in the fall of 1997. The audit process is continuing through fiscal 1999.


Note 6 - Lease Commitments

Annual store rentals are primarily fixed amounts, plus a contingent amount determined on the basis of a percentage of sales exceeding a stipulated amount. All such leases represent operating leases as defined in Statement of Financial Accounting Standards No. 13. Lease provisions generally require additional payments for taxes, maintenance and other miscellaneous expenses. For leases which have escalation clauses, an amount has been provided so that equal monthly minimum rents are reported throughout the term lease.

Net rental expense includes the following (in thousands):

                                          Year ended         Year ended        Year ended
                                         Jan. 31, 1998      Feb. 1, 1997     Jan. 27, 1996
Minimum rent                                    $5,288            $5,554            $5,884
Provision for deferred rent                       (160)             (664)             (323)
Contingent rent                                  1,447             1,378             1,209
Property tax and other                             465               437               701
                                          ------------      ------------      ------------
                                                $7,040            $6,705            $7,471
                                          ------------      ------------      ------------

Minimum rental commitments for leases in effect at January 31, 1998 are as follows (in thousands):

Year Ending

January 1999                          $  5,078
January 2000                             3,662
January 2001                             2,951
January 2002                             1,917
January 2003                             1,299
Thereafter                               1,886
                                      --------
                                      $ 16,793


Note 7 - Line of Credit

The existing $10,000,000 credit facility with LaSalle National Bank, entered into in December, 1995, was replaced with a Line of Credit from General Electric Capital Corporation ("GECC") on August 29, 1997. As amended, effective December 5, 1997 ("Second Amendment"), the GECC Line of Credit provides for borrowing and letters of credit, the aggregate of which cannot exceed the lesser of 60% of eligible inventory, as defined, and outstanding letters of credit, or $10,000,000. Letters of credit are limited to a maximum of $5,000,000. A first lien is granted to GECC on all the Company's assets. The Company must maintain a scheduled minimum fixed charge coverage ratio, and may not declare or pay dividends or other distributions on account of any equity interest in the Company, except dividends to be paid on Series A and Series B Preferred Stock until payment or satisfaction in full of liabilities under the GECC Line of Credit and termination of the financing agreement.

As of the end of fiscal year 1998 and 1997 the balance under the line of credit was $5,687,000 and $3,177,000 respectively. The Company is in compliance with the covenants of its bank agreement.

Note 8 - Stock Option Plans

At January 31, 1998, the Company had stock based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan for grants issued at fair market value. Had compensation cost for the Company's stock-based compensation plans been determined consistent with FASB Statement No. 123 "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal years 1998, 1997 and 1996, respectively: no dividends in any of the three years, expected volatility of 75%, 79% and 70%, weighted-average risk-free interest rates of 5.72% to 6.63%, 5.36% to 6.27% and 5.69% to 7.76% and expected lives of five years for the three periods. The weighted average fair value of options granted during fiscal years 1998, 1997, and 1996 were $0.81, $9.30, and $18.60, respectively.

                                                         1998             1997            1996
Loss before extraordinary item                        $(1,914)         $(3,635)        $(3,158)
Extraordinary gain                                        600                0               0
                                                -------------    -------------    -------------
Net loss                                              $(1,314)         $(3,635)        $(3,158)
                                                -------------    -------------    -------------
Basic and diluted earnings per share:
     Loss before extraordinary item                    $(9.53)          $(8.93)         $(7.91)
     Extraordinary gain                                  1.39                0               0
                                                -------------    -------------    -------------
     Net loss                                          $(8.14)          $(8.93)         $(7.91)
                                                -------------    -------------    -------------
Weighted average number of shares outstanding
  (basic and diluted)                                     432              407             399
                                                -------------    -------------    -------------


Fixed Stock Option Plans
------------------------

The Company has fixed option plans. Generally, options vest over a three year period. All options expire ten years from date of grant. The non-qualified plan has 26,667 authorized shares of which 6,072 were available for future grant as of January 31, 1998. A retention plan issued 10,071 shares in July 1994, of which 2,729 options remained outstanding at January 31, 1998. The Directors and Executives plan had 28,067 shares issued as of January 31, 1998.

During March 1998 the stockholders approved a new non-qualified stock option plan for associates. The plan reserved 1,094,467 shares for issuance at the discretion of the compensation committee of the board of directors. The options under the new plan generally vest over five years and expire ten years from the date of grant. In addition, the shares outstanding in the Company's previous plans were rolled over into the new plan.

A summary of the status of the Company's fixed stock option plans as of January 31, 1998, February 1, 1997, and January 27, 1996 changes during the years then ended is presented below:

                                                   1998                      1997                       1996
                                          Weighted                  Weighted                  Weighted
                                           Average                   Average                   Average
                                          Exercise                  Exercise                  Exercise
                                            Shares        Price       Shares        Price       Shares        Price
Outstanding at beginning of year            64,633        $3.75       63,453       $20.10       52,089       $14.25
     Granted                                52,190         1.98       58,866         4.80       28,842        27.45
     Exercised                              (9,861)        3.75       (4,628)       15.00       (3,148)       12.45
     Canceled                              (55,572)        3.75      (53,058)       23.40      (14,330)       15.60
                                         ---------    ---------    ---------    ---------    ---------    ---------
Outstanding at end of year                  51,390        $1.95       64,833        $3.75       63,453       $20.10

Options exercisable at end of year          44,706                    48,594                    21,246

During fiscal 1998, the Board of Directors of the Company voted to re-price the exercise price for all outstanding options to $1.95 per share. Therefore, the weighted average exercise price for all outstanding shares at year end is $1.95 per share, and the weighted-average remaining contractual life is three years.


Note 9 - Stock Purchase Plan

During the year ended February 28, 1991 the Company adopted a stock purchase plan. Under the plan, employees are allowed to purchase common stock of the Company at a price equal to 90 percent of the stock's market value as of certain dates. There were no shares issued in fiscal 1998, 1997, or 1996.


Note 10 - Profit Sharing Plan

The Company maintains a discretionary profit-sharing plan for all employees meeting certain age and length of service requirements. No contribution was made for the fiscal periods ended January 31, 1998, February 1, 1997 or January 27, 1996.

Note 11 - Earnings (Loss ) Per Share Calculation

The following represents the reconciliation of numerators and denominators used to calculate the basic and diluted earnings per share for all periods presented:

                                                  Year ended         Year ended        Year ended
                                                 Jan. 31, 1998      Feb. 1, 1997     Jan. 27, 1996
Loss before extraordinary item                         $(1,851)          $(3,361)          $(2,811)
Less:  Non-cash beneficial conversion
   feature of Series B Preferred Stock                  (2,072)                0                 0
Less:  Accretion of Series A Preferred
   Stock to redemption value                               (24)                0                 0
Less: Series A Preferred Stock dividends                   (81)                0                 0

Less: Series B Preferred Stock dividends                   (24)                0                 0
                                                   -----------       -----------       -----------

Loss available to common shareholders                   (4,052)           (3,361)           (2,811)

Extraordinary gain                                         600                 0                 0
                                                   -----------       -----------       -----------

Net loss available to common shareholders              $(3,452)          $(3,361)          $(2,811)
                                                   -----------       -----------       -----------

Weighted average shares (basic and diluted)                432               407               399
                                                   -----------       -----------       -----------

Basic and diluted earnings per share:

   Loss before extraordinary item                       $(9.38)           $(8.26)           $(7.05)
   Extraordinary gain                                     1.39                 0                 0
                                                   -----------       -----------       -----------
   Net loss                                             $(7.99)           $(8.26)           $(7.05)
                                                   -----------       -----------       -----------

The conversion feature of the Series B Preferred Stock is more favorable than the intrinsic value of the common stock as required to be measured against the trading value on date of purchase. This "discount" is accounted for as a dividend to the preferred shareholders, with no net effect on shareholders' equity. For purposes of calculating earnings per share, a total of $2,072,000 has been recognized as a dividend for the year ended January 31, 1998.

The discounts on the increasing rate Series A and Series B Preferred Stock are equivalent to a prepayment of dividends by the Company, and accordingly are being amortized using the effective interest method over the period until January 1, 2003, when the dividend rates increase to 20%. For purposes of calculating earnings per share, the current period amortization of these discounts has been added to the stated dividends for the period.


Note 12 - New Accounting Pronouncements

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

The Company does not expect SFAS 130 and SFAS 131 to have a material impact on the financial statements.


Note 13 - Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows (in thousands, except per share amounts):

Restated year ended Jan. 31, 1998                          Fourth          Third         Second          First
                                                          Quarter        Quarter        Quarter        Quarter
Net sales                                                 $18,057        $15,238        $15,657        $13,466
Gross profit, less buying and
   occupancy costs                                          4,712          3,954          4,047          2,513
Net loss before extraordinary item                            (40)           (79)          (135)        (1,597)
Net income (loss)                                             560            (79)          (135)        (1,597)
Net loss per share before extraordinary item                (4.48)         (0.19)         (0.33)         (3.91)
Net loss per share                                          (3.28)         (0.19)         (0.33)         (3.91)

The restatement for the first, second and third quarter was related to reversal of income tax benefit provided for in each respective quarter of $423,000 and an adjustment to cost of goods sold of $753,000.

As originally reported in each respective quarters 10-Q report:

Year ended Jan. 31, 1998                                      Fourth          Third         Second          First
                                                             Quarter        Quarter        Quarter        Quarter
Net sales                                                    $18,057        $15,238        $15,657        $13,466
Gross profit, less buying and occupancy costs                  4,712          4,107          4,247          2,913
Net income (loss) before extraordinary item                      (40)            44             39           (718)
Net income (loss)                                                560             44             39           (718)
Net income (loss) per share before extraordinary item          (4.48)          0.11           0.10          (1.76)
Net income (loss) per share                                    (3.28)          0.11           0.10          (1.76)

Year ended Feb. 1, 1997                                      Fourth          Third         Second          First
                                                             Quarter        Quarter        Quarter        Quarter
Net sales                                                    $17,795        $13,479        $16,472        $13,825
Gross profit, less buying and occupancy costs                  5,038          2,596          3,484          2,777
Reorganization items                                               0              0            340              0
Federal income tax refund                                         71            400              0              0
Net income (loss)                                                351         (1,261)          (653)        (1,798)
Net income (loss) per share                                     0.86          (3.09)         (1.61)         (4.45)


Note 14 - Subsequent Events

On March 14, 1998 the Company closed on a financing transaction with its investor group, Cahill, Warnock & Company, L.L.C., and T. Rowe Price Recovery Fund II, L.P. The financing transaction provided for subordinated debt in the amount of $2,000,000. The subordinated debt agreement provides for interest at the rate of 14% per annum payable June 30, 1998 and December 31, 1998, and warrants to purchase 2% of the Company, on a fully diluted basis. The subordinated debt matures on December 31, 1998.

On March 24, 1998, the shareholders of the Company voted on a 1-for-15 reverse stock split and the Company's new stock option plan that was adapted by the Board of Directors on December 3, 1997. Both items were approved by the majority of the shareholders in both classes of the Company's stock. The reverse stock split was effective on April 3, 1998. As such, all share and per share amounts presented in the financial statements and related notes thereto have been retroactively restated to reflect this stock split. Stock options issued to employees from February 1, 1998 through April 16, 1998 totaled 153,767.

               ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS
------------------

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

CURRENT DIRECTORS

                                             Director
         Name                     Age         Since
         ----                     ---        --------

   William L. Lawrence, Jr.       47          1997

   Rex Loren Steffey              48          1994

   Michael D. Sullivan            57          1997

   Edward L. Cahill               44          1997

   Kim Z. Golden                  42          1997

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

Edward L. Cahill is a founding partner of Cahill, Warnock & Company, LLC, an asset management firm established to invest in small public companies. Prior to founding Cahill, Warnock & Company in July 1995, Mr. Cahill was a Managing director at Alex. Brown & Sons, Incorporated where, from 1986 through 1995, he headed the firm's Health Care Investment Banking Group. Mr. Cahill is also a director of Occupational Health + Rehabilitation Inc., GENEMEDICINE, INC., Prism Health Group, Inc., and The Maryland Bioprocessing Center.

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

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

ITEM 14. (a)(1) FINANCIAL STATEMENTS

         Report of Independent Accountants
         Consolidated Balance Sheet as of January 31, 1998 and February 1, 1997. Consolidated Statement of Operations for the years ended January 31,
               1998, February 1, 1997, and January 27, 1996.
         Consolidated Statement of Shareholders' Equity
         Consolidated Statement of Cash Flows for the years ended January 31,
               1998, February 1, 1997, and January 27, 1996.
         Notes to Consolidated Financial Statements

ITEM 14. (a)(2)

Schedule II - Valuation and Qualifying Accounts

ITEM 14. (a)(3) LIST OF EXHIBITS

The Exhibits indexed on pages 41 through 42 of this report are included as part of this Form 10-K/A.

ITEM 14. (b) REPORTS ON FORM 8-K

Form 8-K dated November 17, 1997, reporting under Item 7 the recapitalization of the Company and final payment to pre-bankruptcy creditors.

Form 8-K dated December 5, 1997, reporting change of control of Registrant.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1998.

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

Signature                                 Title                       Date
---------                                 -----                       ----

MICHAEL D. SULLIVAN
-----------------------------
Michael D. Sullivan                Chairman of the Board          May 14, 1998
                                   and Director

EDWARD L. CAHILL
----------------------------
Edward L. Cahill                   Director                       May 14, 1998


KIM Z. GOLDEN
----------------------------
Kim Z. Golden                      Director                       May 14, 1998


REX LOREN STEFFEY
----------------------------
Rex Loren Steffey                  President, Chief Executive     May 14, 1998
                                   Officer and Director

WILLIAM L. LAWRENCE, JR.
----------------------------
William L. Lawrence, Jr.           Executive Vice President,      May 14, 1998
                                   Chief Financial Officer
                                   and Director

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENTS SCHEDULE


To the Board of Directors and
Shareholders of Jay Jacobs, Inc.

Our audit of the consolidated financial statements referred to in our report dated May 8, 1998 appearing on Page 18 of this Annual Report on Form 10-K/A also included audits of the information included in the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K/A for the years ended January 31, 1998, February 1, 1997, and January 27, 1996. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information for the years ended January 31, 1998, February 1, 1997 and January 27, 1996 set forth therein when read in conjunction with the related consolidated financial statements.


Price Waterhouse LLP
Seattle, Washington

May 8, 1998

                         JAY JACOBS, INC. AND SUBSIDIARY

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                          Deferred Tax
                                        Balance Beg.         Expense        Balance End
Description                              Of period          (Benefit)        of period
Deferred tax valuation allowance:
     1998                                 $  9,635          $     408         $ 10,043
     1997                                 $ 10,664          $ (1,029)         $  9,635
     1996                                 $  9,746          $     918         $ 10,664

                                  EXHIBIT INDEX

ITEM           DESCRIPTION

2.1      Preferred Stock Purchase Agreement (Incorporated by reference to
         Exhibit 2.1 to the Company's Form 8-K filed December 15, 1997 (the "Form 8-K"))

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

4.1 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Form 8-K).

4.2 Voting Agreement between Investors and Messrs. Steffey and Lawrence (Incorporated by reference to Exhibit 4.2 to the Form 8-K).

4.3 Agreement between T. Rowe Price Recovery Fund II, L.P. and remaining Investors (Incorporated by reference to Exhibit 4.3 to the Form 8-K).

4.4 Registration Rights Agreement (Incorporated by reference to Exhibit 4.4 to the Form 8-K).

4.5      GECC Loan and Security Agreement (Incorporated by reference to Exhibit
         4.4 to the Form 8-K).

10.1 First Amendment to GECC Loan and Security Agreement Incorporated by reference to Exhibit 10.2 to the Form 10-Q).

10.2 Second Amendment to GECC Loan and Security Agreement Incorporated by reference to Exhibit 10.3 to the form 10-Q).

10.3     Employment Agreement with Rex L. Steffey (Incorporated by reference to
         Exhibit 10.2 to the Form 8-K).

10.4 Employment Agreement with William L. Lawrence, Jr. (Incorporated by reference to Exhibit 10.3 to the Form 8-K).

21       Schedule of Subsidiaries.

23       Consent of Independent Accountants

27       Financial Data Schedule

99.1     Press Release dated December 5, 1997 (Incorporated by reference to
         Exhibit 99.1 to the Form 8-K).

99.2 Order Reopening Case, Modifying Treatment of Class 3 (General Unsecured) Claims under the Company's Plan of Reorganization, and Reclosing Case (Incorporated by reference to Exhibit 99.2 to the Form 8-K).

99.3 Notice of Effectiveness of Plan Modification (Incorporated by reference to Exhibit 99.2 to the Form 8-K).