Form 10-Q
period 1998-05-02
JACOBS JAY INC
filed 1998-06-16
CIK 812127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 2, 1998

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

                Common Stock: 544,323 shares, as of May 2, 1998.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         JAY JACOBS, INC. AND SUBSIDIARY

                                  Balance Sheet
                                 (In thousands)
                                   (Unaudited)

                                                                      May 2,         Jan. 31,
                                                                       1998            1998
Assets

Current assets:
  Cash and cash equivalents                                        $  1,406        $  1,567
  Accounts receivable                                                   536             336
  Inventories                                                        12,151           9,532
  Prepaid expenses                                                      524             562
                                                                   --------        --------
Total current assets                                                 14,617          11,997
                                                                   --------        --------

Property and equipment, net                                           4,419           4,409
                                                                   --------        --------

Total Assets                                                       $ 19,036        $ 16,406
                                                                   --------        --------

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                 $  3,197        $  2,074
  Accrued payroll                                                       334             162
  Accrued reorganization expenses                                       397             400
  Other accrued expenses                                              1,080             988
  Line of credit                                                      7,563           5,687
  Subordinated debt                                                   2,000               0
  Accrued interest subordinated debt                                     47               0
                                                                   --------        --------
Total current liabilities                                            14,618           9,311
                                                                   --------        --------

Deferred rental credits                                                 171             171

Federal income tax refund reserve                                     1,980           1,980
                                                                   --------        --------
Total liabilities                                                    16,769          11,462
                                                                   --------        --------

Series A preferred stock -- 46,000 shares issued and
outstanding - mandatorily redeemable                                  3,854           3,874

Shareholders' equity:

   Series B preferred stock  - 25,000 shares issued
   and outstanding                                                    2,072           2,072
   Common stock 544,323 shares issued and
   outstanding                                                       16,104          13,257
   Unrecognized stock compensation expense                           (2,126)              0
   Retained deficit                                                 (17,637)        (14,259)
                                                                   --------        --------
Total shareholders' equity                                           (1,587)           1,070
                                                                   --------        --------

Total liabilities and shareholders' equity                           19,036          16,406
                                                                   --------        --------

                         JAY JACOBS, INC. AND SUBSIDIARY

                      Consolidated Statement of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                                Three Months Ended
                                                                           May 2, 1998      May 3, 1997
          Net Sales                                                          $  12,691        $  13,466
                                                                             ---------        ---------
          Operating costs and expenses:
          Cost of sales, buying and occupancy costs                             10,447           11,052
          Selling, general and administrative expenses                           4,157            3,884
          Interest expense                                                         234              127
          Option compensation expense                                              671                0
                                                                             ---------        ---------

                                                                                15,509           15,063
                                                                             ---------        ---------

          Loss before extraordinary item                                        (2,818)          (1,597)

          Extraordinary charge
               Debt extinguishment                                                 522                0
                                                                             ---------        ---------

          Net loss                                                           $  (3,340)         $(1,597)
                                                                             ---------        ---------

          Basic earnings per share:
               Loss before extraordinary item                                $   (5.56)          $(3.91)
               Extraordinary charge                                              (0.96)                0
                                                                             ---------        ---------
               Net loss                                                      $   (6.52)          $(3.91)
                                                                             ---------        ---------

          Weighted average number of shares outstanding                        544,000          408,000


(See Note 2 - Earnings (loss) per share - for per share calculations)

                         JAY JACOBS, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                          May 2, 1998      May 3, 1997
            Cash flows from operating activities:
            Net loss                                                        $  (3,340)          (1,597)
            Adjustments to reconcile net loss to net cash
               used in operating activities:
            Depreciation and amortization                                         281              286
            Option compensation expense                                           671                0
            Change in deferred rental credits                                       0               24

            Change in assets and liabilities:
               Accounts receivable                                               (200)            (455)
               Inventories                                                     (2,619)          (1,446)
               Prepaid expenses                                                    38              (48)
               Accounts payable                                                 1,123            1,216
               Accrued payroll                                                    172              206
               Accrued interest                                                    47                0
               Other accrued expenses                                              92              484
               Accrued reorganization expenses                                     (3)             (95)
               Federal income tax refund reserve                                    0              (25)
            Net cash used for operations                                       (3,738)          (1,450)

            Cash flows from (to) investing activities:
               Net increase in property and equipment                            (251)             (22)
            Net cash to investing activities                                     (251)             (22)

            Cash flows from (to) financing activities:
               Net borrowing from line of credit                                1,876            1,263
               Proceeds from options exercised                                     10                0
               Proceeds from subordinated debt                                  2,000                0
               Preferred stock dividend                                           (58)               0
            Net cash from financing activities                                  3,828            1,263

            Net decrease in cash and cash equivalents                            (161)            (209)
            Cash and cash equivalents - beginning of period                     1,567              249
            Cash and cash equivalents - end of period                           1,406               40

                         JAY JACOBS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 1. Financial Presentation

The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information not misleading and that the information furnished reflects all material adjustments which are, in the opinion of management, necessary to present fairly its results for the interim periods reported and that all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K/A filed with the Securities and Exchange Commission on May 14, 1998. Certain prior year amounts have been reclassified to conform to current year's presentation.

Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

The Company's fiscal year ends on the Saturday closest to January 31st of each year. The current fiscal year ends on January 30, 1999. Each fiscal quarter contains 13 weeks.

Note 2. Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the period as adjusted to take into account the effect of outstanding options to purchase common stock unless the effect of including such options is anti-dilutive. The weighted average number of common shares and equivalents outstanding were 544,000 and 408,000 for the quarters ended May 2, 1998 and May 3, 1997, respectively. All common shares and equivalents have been adjusted for the reverse stock split noted below.

On March 24, 1998, the shareholders of the Company approved a 1-for-15 reverse stock split and the Company's new stock option plan. Both items were approved by the majority of the holders of both classes of the Company's stock. The reverse stock split was effective on April 3, 1998. As such, all share and per share amounts presented in the financial statements and related notes thereto have been retroactively restated to reflect this stock split.

The following represents the reconciliation of numerators and denominators used to calculate the basic and diluted earnings per share for all periods presented:

                                                             Quarter ended            Quarter ended
                                                              May 2, 1998               May 3, 1997
Loss before extraordinary item                                   $ (2,818)                 $ (1,597)
Less:  Accretion of Series A Preferred
   Stock to redemption value                                          (38)                        0
Less: Series A Preferred Stock dividends                             (129)                        0
Less: Series B Preferred Stock dividends                              (40)                        0
                                                                 --------                  --------

Loss available to common shareholders                              (3,025)                   (1,597)

Extraordinary charge
   Debt extinguishment                                               (522)                        0
                                                                 --------                  --------

Total loss available to common shareholders                      $ (3,547)                 $ (1,597)
                                                                 --------                  --------

Weighted average shares (basic and diluted)                           544                       408
                                                                 --------                  --------

Basic and diluted earnings per share:

   Loss before extraordinary item                                $  (5.56)                 $  (3.91)
   Extraordinary gain                                               (0.96)                        0
                                                                 --------                  --------
   Net loss                                                      $  (6.52)                 $  (3.91)
                                                                 --------                  --------

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

Note 3.  Option Plan

During March 1998, the shareholders approved a new non-qualified stock option plan for the benefit of senior management and associates. The plan reserved 1,094,467 shares for issuance at the discretion of the compensation committee of the board of directors. The options under the new plan generally vest over five years and expire ten years from the date of grant. In addition, the shares outstanding under the Company's previous plans were rolled over into the new plan and all options were priced at an exercise price of $1.95 per share.

Generally Accepted Accounting Principles require that compensation expense be recorded for the difference between the exercise price and the fair value of the shares, as defined, on the date of grant. This non-cash compensation expense is charged to operations 20% (the initial vesting percentage) as of the date of plan approval with the balance charged to operations ratably using a straight line method, subject to the vesting provisions of the plan. During the first quarter of fiscal 1999, option related compensation expense of $671,000 was charged to operations.

Note 4.  Subordinated Debt

On March 11, 1998 the Company closed on a financing transaction with two members of its investor group, Cahill, Warnock & Company, L.L.C., and T. Rowe Price Recovery Fund II, L.P. The financing transaction provided for subordinated debt in the amount of $2,000,000. The subordinated debt agreement provides for interest at the rate of 14% per annum payable June 30, 1998 and December 31, 1998, and warrants to purchase 2% of the Company, on a fully diluted basis. The subordinated debt matures on December 31, 1998.

Note 5.  Federal Income Tax Refund Reserve

During fiscal 1997, the Company filed a refund claim with the Internal Revenue Service (the "IRS") resulting from the carry back of certain expenses of its bankruptcy proceeding. The tentative refund of approximately $2,355,000, which is net of fees and expenses, was received in October 1996. The tentative refund is subject to audit by the IRS, which is currently in process. Should the IRS ultimately determine that the carry back of some or all of the expenses was inappropriate, the Company may be called upon to repay a portion of the tentative refund, with interest. A reserve of $1,980,000 was established in the Company's financial statements related to the tentative refund.

Note 6.  Subsequent Events

On June 2, 1998 the Company entered into a new credit facility with FINOVA Capital Corporation ("FINOVA") for a credit facility in the amount of $15,000,000. The new credit facility provides for borrowing and letters of credit based on a formula the aggregate of which cannot exceed the lesser of 100% of the net appraised value of eligible inventory, as defined, and outstanding letters of credit, or $15,000,000. Letters of credit are limited to a maximum of $5,000,000. A first lien is granted to FINOVA on all the Company's assets. The Company must maintain a scheduled minimum earnings before interest, taxes, depreciation and amortization and a senior debt coverage ratio, and may not declare or pay dividends or other distributions on account of any equity interest in the Company, until payment or satisfaction in full of liabilities under the FINOVA line of credit and termination of the financing agreement. Excluded under certain circumstances are dividends to be paid on Series A and Series B preferred stock. Interest is charged at FINOVA's prime rate plus .5%. The Company is charged normal audit fees, letter of credit fee of 1% per annum on the aggregate undrawn face amount of letters of credit outstanding, and a commitment fee of $150,000. As a condition of closing this facility, the Company repaid the previous General Eelectric Capital Corporation ("GECC") facility and incurred a $338,000 termination fee. This cost, together with remaining unamortized financing costs related to the closing of the GECC facility of $184,000, are reflected as an extraordinary charge for debt extinguishment during the first quarter of fiscal 1999.

In April 1998 a letter of intent was signed with SPS Payment Systems ("SPS") to provide the Company with a private label credit card. SPS will provide third party services for developing, managing and marketing the Company's private label credit card program. SPS will purchase credit sales on a non-recourse basis. The Company is responsible for marketing the program in conjunction with SPS and for a service fee based on a percentage of credit sales. The private label credit program was launched in May 1998.


                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Forward Looking Statements

The information in this Report may contain "forward looking statements" within the meaning of Section 27 A of the Securities Act of 1933, as amended, and
Section 21 E of the Securities Act of 1934, as amended. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties related to the Company's operations. These risks and uncertainties include, but are not limited to, matters discussed in Item 5 B 1 "Risk Factors" from the Company's Report on Form 8-K, filed December 15, 1997.

General

All references herein to fiscal 1999 and fiscal 1998 relate to the twelve months ending January 30, 1999 and the twelve months ended January 31, 1998, respectively. References to the first quarter of fiscal 1999 and fiscal 1998 relate to the three months ended May 2, 1998 and May 3, 1997, respectively.

Overview and Recent Developments

Jay Jacobs, Inc. ("Jay Jacobs" or the "Company") was incorporated in 1941 and operates a chain of mall-based specialty apparel stores offering contemporary men's and women's clothing and accessories at reasonable prices. At the date of this report the Company operates 105 stores in 19 states. The greatest concentration of stores is in the Pacific Northwest and Alaska.

In March 1998 the Company closed on a financing transaction with two members of its investor group, Cahill, Warnock & Company, L.L.C., and T. Rowe Price Recovery Fund II, L.P. The financing transaction provided for subordinated debt in the amount of $2,000,000 (See Note 4 - Subordinated Debt).

On May 1, 1998, the Company signed a commitment letter with a new commercial lender, which would increase its credit facility from $10,000,000 to $15,000,000. The facility provides for the ability to finance eligible inventory and to facilitate the issuance of letters of credit. The new facility was closed on June 2, 1998, subsequent to the end of the first quarter of fiscal 1999 (See
Note 6 - Subsequent Events). The Company had $7,563,000 of short term notes outstanding at the end of the first quarter of fiscal 1999, representing advances under its facility with its former commercial lender. As a condition of closing the new facility, the Company repaid the GECC facility and incurred $338,000 in termination fees. This cost, together with remaining unamortized financing costs related to the closing of the GECC facility of $184,000, was expensed during the first quarter of fiscal 1999.

The Company expects to utilize the additional capacity provided by the new credit facility along with the new subordinated debt provided by its investor group to fund its business plan for fiscal 1999, which includes opening at least 25 new stores during fiscal 1999.

During the first quarter of fiscal 1999, the shareholders approved a 1-for-15 reverse stock split and the Company's 1998 Stock Incentive Plan (the "Plan"). The reverse stock split was effective on April 3, 1998. In order to more closely align the interests of management and employees to those of the shareholders, the board of directors approved the issuance of 932,000 non-qualified stock options on March 24, 1998 to employees at an exercise price of $1.95 per share. Twenty percent of the non-qualified stock options vested immediately and the balance vest over a five-year period. The Company will incur option related compensation expense amounting to the difference between the exercise price and the market price on the date of grant. During the first quarter of fiscal 1999 the Company recorded option of its common stock related compensation expense of $671,000 (See Note 3 - Option Plan). The Company will record a charge of $112,000 in each of the next 19 quarters, which represents the straight line amortization of option related compensation expense over the vesting period of the stock options. The charges during the first quarter of fiscal 1999, as well as future quarters, represent non-cash expense.

The Company is planning to increase the net store count during the year, reversing a three-year trend where the store count has declined significantly, as a result of the closure of unprofitable stores. Management plans to open 25 new stores in fiscal 1999. The increase in store count should result in increased sales and operating income. The capital requirements will also increase as a result of the new store openings and are estimated at $1,500,000 for fiscal 1999.

As a result of the fundamental changes instituted by management, including the new financing and increased credit facility put in place during the first quarter of fiscal 1999, management believes that the Company is well positioned to be a successful competitor in its market. While management believes that it will continue to be required to manage cash carefully, it believes that the recent financings will enable it to fully implement its business plan, open new stores, and improve operating efficiency in the future.

As a result of the financing described above, the Company expects that the increase in interest expense reflected in the results for the first quarter of fiscal 1999 will continue in future quarters. In addition, dividend obligations on the preferred stock, as well as the convertibility of the Series B preferred stock, will affect earnings per share of common stock in future periods.

Seasonality

Historically, the Company's operations have been seasonal, with highest-sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the Fall selling season. The Company has generally recognized net losses during its first and second fiscal quarters.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales:

                                                                   Percentage of net sales
                                                                      Three Months Ended
                                                                 May 2, 1998     May 3, 1997

        Net sales                                                     100.0%          100.0%

        Cost of sales, buying and occupancy costs                      82.3%           82.1%
        Selling, general and administrative expenses                   32.8%           28.8%
        Interest expense                                                1.8%            1.0%
        Option compensation expense                                     5.3%               0
        Loss before extraordinary items                               (22.2%)         (11.9%)
        Extraordinary charge
           Debt extinguishment                                          4.1%               0
        Net loss                                                      (26.3%)         (11.9%)


Quarter ended May 2, 1998 compared to quarter ended May 3, 1997.

Net sales decreased by $775,000 (or 6 %), in the quarter ended May 2, 1998 as compared to the same period a year earlier. This decrease was primarily a result of operating 15 less stores at the beginning of the first quarter of fiscal 1999 than at the beginning of the same quarter last year, and accounted for a sales decline of approximately $1,642,000. This decline was partially offset by a comparable store sales increase of 5%. Comparable store sales increased primarily as a result of the increasing acceptance by its customers of the new merchandise concept implemented in the Fall of 1995. During the first quarter of fiscal 1999 the Company opened two stores, closed eight stores and relocated thirteen stores for a total of 102 stores in operation at the end of the quarter.

Cost of sales, buying and occupancy costs increased by .2% as a percentage of sales. This increase was primarily due to decreased leverage on fixed occupancy and buying costs as a result of operating 15 fewer stores during the quarter. Cost of sales related to merchandise was unchanged compared to the same quarter last year.

Selling, general and administrative expenses increased by 4.0% as a percentage of sales, primarily as a result of decreased leverage on fixed expenses as a result of the planned decrease in store count. In addition, the increase in the percentage of sales can be attributed to an increase in marketing expense during the later portion of the quarter and increased payroll costs relating to increased staffing of key positions in the buying and selling areas of the business required in support of planned expansion of the business. The Company has instituted a direct mail campaign for existing stores and tested direct mail for new and relocated stores that are designed to increase awareness by its target market. The Company believes that the additional expenses related to marketing will provide benefits in future quarters.

The Company recorded option related compensation expense of $671,000 or 5.3% of sales related to the issuance of 932,000 non-qualified stock options on March 24,1998. Generally Accepted Accounting Principles require that compensation expense be recorded for the difference between the exercise price and the fair value of the shares, as defined, on the date of grant. This non-cash compensation expense is charged to operations 20% (the initial vesting percentage) as of the date of plan approval with the balance charged to operations ratably using a straight line method, subject to the vesting provisions of the plan. During the first quarter of fiscal 1999, option related compensation expense of $671,000 was charged to operations (See Note 3 - Option
Plan).

Interest expense as a percent of sales was 1.8% in the first quarter of fiscal 1999 compared to 1.0% of sales in the first quarter of fiscal 1998. This increase resulted from greater availability and borrowings under the line of credit (See - Liquidity and Capital Resources) and interest incurred under the subordinated debt transaction closed in March 1998.

The Company incurred an extraordinary charge related to the extinguishment of debt of the former GECC facility in the amount of $522,000. The charge includes termination fees of $338,000 and the write-off of remaining unamortized financing costs of $184,000 related to the previous GECC line of credit.

The Company had a loss before the extraordinary charge of $2,818,000 for the first quarter of fiscal 1999 or $5.56 per share compared to a loss of $1,597,000 in the first quarter of fiscal 1998 or $3.91 per share. The decline in sales related to store closings during the first quarter of 1999, option related compensation expense and increased costs related to expansion of the business accounted for the increased loss for the first quarter of fiscal 1999.

The Company incurred a loss of $3,340,000 (or $6.52 per share) after the extraordinary charge of $522,000 (or $0.96 per share) related to the extinguishment of debt.

Liquidity and Capital Resources

General

The Company's principal needs for liquidity are to finance the purchase of merchandise inventories, to fund operations and to fund the Company's expansion plan.

During the first quarter of fiscal 1999, the Company's primary source of liquidity was from borrowings under its $10,000,000 secured line of credit with GECC.

Net cash used for operations for the first three months of fiscal 1999 was $3,738,000. This use of cash resulted primarily from an increase in inventory ($2,619,000) and from the operating loss during the first three months of fiscal 1998 ($2,388,000, net of non-cash expenses), partially offset by the increase in accounts payable ($1,123,000). Property and equipment expenditures for the first three months of fiscal 1998 were $251,000.

The Company had a working capital deficit of $1,000 at May 2, 1998 compared to a working capital deficit of $4,297,000 at May 3, 1997. The working capital deficit decreased $4,296,000 primarily due to the investment in the Company of $5,900,000 (net) which occurred in December 1997.

Subsequent Events

Jay Jacobs replaced the former credit facility with GECC, entered into on August 29, 1997, with a new $15,000,000 facility with FINOVA on June 2, 1998. The new credit facility provides for borrowing and letters of credit based on a formula the aggregate of which cannot exceed the lessor of 100% of the net appraised value of eligible inventory, as defined, and outstanding letters of credit, or $15,000,000. Letters of credit are limited to a maximum of $5,000,000. A first lien is granted to FINOVA on all the Company's assets. The Company must maintain a scheduled minimum earnings before interest, taxes, depreciation and amortization and a senior debt coverage ratio, and may not declare or pay dividends or other distributions on account of any equity interest in the Company, until payment or satisfaction in full of liabilities under the FINOVA line of credit and termination of the financing agreement. Excluded under certain circumstances are dividends to be paid on Series A and Series B preferred stock. Interest is charged at FINOVA's prime rate plus .5%. The Company is charged, normal audit fees, letter of credit fee of 1% per annum on the aggregate undrawn face amount of letters of credit outstanding, and a commitment fee of $150,000.

The Company is currently planning to open at least 25 stores and relocate 10 stores during fiscal 1999. In addition, the Company is researching alternatives to its existing management information system and expects to incur capital expenditures to replace existing systems during fiscal 1999. The estimated capital expense during fiscal 1999 is $1,500,000. These forward-looking statements will be influenced by the Company's financial position and the number of advantageous mall store locations that become available.

At May 2, 1998 the Company had $1,406,000 in cash and cash equivalents. The Company had drawn $7,563,000 and had approximately $252,000 of potential availability under its GECC line of credit based on its borrowing base formula. In the opinion of management, the net proceeds of the Subordinated Debt transaction along with increased availability under the new credit facility with FINOVA and anticipated cash flow from operations are adequate to enable the Company to accomplish its plans for fiscal 1999.

Depending on the ultimate success of its business strategy, the Company may continue to incur future losses, which could negatively affect working capital, the extension of credit by the Company's suppliers, the Company's ability to maintain compliance with its debt covenants, and the ability to raise additional capital as required in the future.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

On March 11, 1998, the Company issued warrants to purchase 111,880 shares of Common Stock for $0.15 per share, subject to adjustment in certain events, as a part of a subordinated debt financing provided by the two principal members of the Company's investor group. (See Note 4 to Financial Statements) The number of shares and price per share stated above have been adjusted to reflect the 1-for-15 reverse stock split effective March 24, 1998. (See Note 2 to Financial Statements.) The warrants are exercisable until they expire on March 10, 2003. The warrants were issued and sold in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Appropriate representations were obtained from the investors and appropriate legends placed on the warrant certificates as required for an exemption under Section 4(2).

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

Pursuant to due notice, a Special Meeting of Shareholders of Jay Jacobs, Inc. was held on March 24, 1998 at the Company's corporate offices. The purpose of the special meeting was to approve the Company's 1998 Stock Incentive Plan, as provided to shareholders as Appendix A to the Notice of the meeting; and to approve an Amendment to the Company's Amended and Restated Articles of Incorporation in order to effect a 1-for-15 reverse stock split of the common stock of the Company. Both items were approved by a majority of the shareholders. The votes were as follows:

          Item                               For         Against      Abstaining      Broker non-votes
1998 Stock Incentive Plan                 4,992,186      325,327        34,981          1,617,461
1-for-15 Reverse Stock Split              6,676,768      264,169        29,018              0


Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      3.1   Restated Articles of Incorporation (Incorporated by reference to
            Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-13112, declared effective May 19, 1987 (the "Form S-1"))
      3.2 Articles of Amendment to the Registrant's Restated Articles of Incorporation 3.3 Bylaws (Incorporated by reference to Exhibit 3.3 to the Form S-1)
      4.1 Form of Warrant (Incorporated by reference to Exhibit 6 to the Schedule 13D Amendment No. 1 filed on behalf of Cahill, Warnock Strategic Partners Fund, Strategic Associates, L.P., Cahill Warnock Strategic Partners, L.P., Cahill, Warnock & Co., LLC, Edward L. Cahill and David L. Warnock on March 23, 1998 (the "Schedule 13D"))
      4.2   Form of Debenture

      4.3   Registration Rights Agreement (Incorporated by reference to
            Exhibit 5 to the Schedule 13D)
      10.1  Subordinated Debenture Agreement (Incorporated by reference to
            Exhibit 4.4 to the Company's Form 8-K filed on December 15, 1997 (the "Form 8-K"))
      10.2  GECC Loan and Security Agreement (Incorporated by reference to
            Exhibit 10.2 to the Form 8-K)
      10.3 First amendment to GECC Loan and Security agreement 10.4 Second amendment to GECC Loan and Security agreement (Incorporated by reference to Exhibit 10.3 to the Form 8-K)
      19. Reference is made to the Form 10K/A as filed by Registrant on May 14, 1998
      27.   Financial Data Schedule

(b)   Reports on Form 8-K

      None


SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAY JACOBS, INC.


June 16, 1998
-------

/s/ William L. Lawrence, Jr.
Executive Vice President, Chief Financial Officer and
Treasurer (Principal Financial and Accounting Officer)