Form 10-Q
period 1998-08-01
JACOBS JAY INC
filed 1998-09-15
CIK 812127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended August 1, 1998

OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ....... to ........

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

             Common Stock: 549,220 shares as of September 11, 1998.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                         JAY JACOBS, INC. AND SUBSIDIARY

                                 Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                                   August 1,         Jan. 31,
                                                                       1998             1998
Assets

Current assets:
  Cash and cash equivalents                                        $  1,223         $  1,567
  Accounts receivable                                                   530              336
  Inventories                                                        12,203            9,532
  Prepaid expenses                                                      789              562
                                                                   --------         --------
Total current assets                                                 14,745           11,997
                                                                   --------         --------

Property and equipment, net                                           4,652            4,409
                                                                   --------         --------

Total Assets                                                       $ 19,397         $ 16,406
                                                                   --------         --------

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                 $  1,829         $  2,074
  Accrued payroll                                                       213              162
  Accrued reorganization expenses                                       384              400
  Other accrued expenses                                                851              988
  Line of credit                                                     10,158            5,687
  Subordinated debt                                                   2,000                0
                                                                   --------         --------
Total current liabilities                                            15,435            9,311
                                                                   --------         --------

Deferred rental credits                                                 171              171

Federal income tax refund reserve                                     1,980            1,980
                                                                   --------         --------
Total liabilities                                                  $ 17,586         $ 11,462
                                                                   --------         --------

Series A preferred stock -- 46,000 shares issued
and outstanding each period - mandatorily redeemable               $  3,834         $  3,874

Shareholders' equity:
   Preferred stock:  5,000,000 shares authorized;
   Series B preferred stock - 25,000 shares issued
   and outstanding, each period                                       2,072            2,072
   Common stock:  20,000,000 shares authorized;
   549,220 shares issued and outstanding, each                       16,164           13,257
   period
   Retained deficit                                                 (18,245)         (14,259)
   Unrecognized option compensation expense                          (2,014)               0
                                                                   --------         --------
Total shareholders' equity                                         $ (2,023)        $  1,070
                                                                   --------         --------

Total liabilities and shareholders' equity                         $ 19,397         $ 16,406
                                                                   --------         --------


The accompanying notes are an integral part of the financial statements.

                         JAY JACOBS, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                   Three Months Ended            Six Months Ended
                                                                   Aug. 1,      Aug. 2,        Aug. 1,      Aug. 2,
                                                                     1998         1997           1998         1997
Net Sales                                                        $ 15,963     $ 15,657       $ 28,654     $ 29,123
                                                                 --------     --------       --------     --------

Operating costs and expenses:
Cost of sales, buying and occupancy costs                          11,520       11,610         21,967       22,563
Selling, general and administrative expenses                        4,557        4,017          8,714        8,000
Interest expense                                                      344          165            578          292
Option compensation expense                                           112            0            783            0
                                                                 --------     --------       --------     --------

                                                                   16,533       15,792         32,042       30,855
                                                                 --------     --------       --------     --------

Loss before extraordinary item                                       (570)        (135)        (3,388)      (1,732)

Extraordinary charge
     Debt extinguishment                                                0            0            522            0
                                                                 --------     --------       --------     --------

Net loss                                                         $   (570)    $   (135)      $ (3,910)    $ (1,732)
                                                                 --------     --------       --------     --------

Basic earnings per share:
     Loss before extraordinary item                              $  (1.29)    $  (0.33)      $  (6.67)    $  (4.24)
                                                                 --------     --------       --------     --------
     Extraordinary charge                                               0            0          (0.95)           0
                                                                 --------     --------       --------     --------
     Net loss                                                    $  (1.29)    $  (0.33)      $  (7.62)    $  (4.24)
                                                                 --------     --------       --------     --------

Weighted average number of shares outstanding                         549          408            549          408


    The accompanying notes are an integral part of the financial statements.

      (See Note 2 - Earnings (Loss) Per Share - for per share calculation)

                         JAY JACOBS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                Six Months Ended
                                                                        Aug. 1, 1998         Aug. 2, 1997
            Cash flows from operating activities:
            Net loss                                                    $     (3,910)        $     (1,732)
            Adjustments to reconcile net loss to net cash
               used in operating activities:
            Depreciation and amortization                                        642                  574
            Option compensation expense                                          783                    0
            Change in deferred rental credits                                      0                  (47)

            Change in assets and liabilities:
               Accounts receivable                                              (194)                   7
               Inventories                                                    (2,671)              (1,419)
               Prepaid expenses                                                 (277)                (109)
               Accounts payable                                                 (245)                 839
               Accrued payroll                                                    51                  (86)
               Other accrued expenses                                           (137)                  45
               Accrued reorganization expenses                                   (16)                (119)
               Federal income tax refund reserve                                   0                   25
                                                                        ------------         ------------
            Net cash used for operations                                $     (5,974)        $     (2,022)
                                                                        ------------         ------------

            Cash flows from (to) investing activities:
               Net increase in property and equipment                           (736)                 (54)
                                                                        ------------         ------------
            Net cash used by investing activities                               (736)                 (54)
                                                                        ------------         ------------

            Cash flows from (to) financing activities:
               Net borrowing from line of credit                               4,471                1,935
               Proceeds from options exercised                                    10                    0
               Proceeds from subordinated debt                                 2,000                    0
               Preferred stock dividend                                         (115)                   0
                                                                        ------------         ------------
            Net cash from financing activities                                 6,366                1,935
                                                                        ------------         ------------

            Net increase (decrease) in cash and cash
               equivalents                                              $       (344)        $        141
            Cash and cash equivalents - beginning of period                    1,567                  249
                                                                        ------------         ------------
            Cash and cash equivalents - end of period                   $      1,223         $        108
                                                                        ------------         ------------


    The accompanying notes are an integral part of the financial statements.

                         JAY JACOBS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


Note 1. Financial Presentation
------------------------------

The attached condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. Jay Jacobs, Inc. ("Jay Jacobs" or the "Company") believes that the disclosures made are adequate to make the information not misleading and that the information furnished reflects all material adjustments which are, in the opinion of management, necessary to present fairly its results for the interim periods reported and that all such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K/A filed with the Securities and Exchange Commission on May 15, 1998. Certain prior year amounts have been reclassified to conform to the current year's presentation.

Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

The Company's fiscal year ends on the Saturday closest to January 31st of each year. The current fiscal year ends on January 30, 1999. Each fiscal quarter contains 13 weeks.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" ("Statement No. 132"), which standardizes the disclosure requirements for pensions and other postretirement benefits. Statement No. 132 is effective for fiscal years beginning after December 15, 1997. While this statement may result in additional financial disclosures, it will not impact the Company's financial position or result of operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. Statement No. 133 is effective for all fiscal years beginning after June 15, 1999. The Company has not yet determined the effect Statement No. 133 will have on its financial statements or the timing of adoption.

Note 2. Earnings (Loss) Per Share
---------------------------------

Basic earnings (loss) per share is based on the weighted average number of Common Shares outstanding during the period as adjusted to take into account the effect of options outstanding under the 1998 Stock Incentive Plan (the "Plan") and warrants to purchase Common Stock unless the effect of including such options is anti-dilutive. The weighted average number of Common Shares and equivalents outstanding were 549,000 and 408,000 for the quarters ended Aug. 1, 1998 and Aug. 2, 1997, respectively. All Common Shares and equivalents have been adjusted for the reverse stock split noted below. The weighted average number of shares outstanding do not reflect the impact of conversion feature of the Series B Preferred Stock and the exercise of warrants attached to the subordinated debt. If the Series B Preferred Stock were converted to Common Stock and the warrants exercised, Common Shares outstanding would increase by

3,888,000 shares. The total Common Shares outstanding after the conversion and exercise of warrants would be 4,437,000.

On March 24, 1998, the shareholders of the Company approved a 1-for-15 reverse stock split and the Company's 1998 Stock Incentive Plan. Both items were approved by the majority of the holders of both classes of the Company's stock. The reverse stock split was effective on April 3, 1998. As such, all share and per share amounts presented in the financial statements and related notes thereto have been retroactively restated to reflect this stock split.

The following represents the reconciliation of numerators and denominators used to calculate the basic and diluted earnings per share for all periods presented:

                                                  Quarter             Quarter          Six Months          Six Months
                                                    ended               ended               ended               ended
                                             Aug. 1, 1998        Aug. 2, 1997        Aug. 1, 1998        Aug. 2, 1997
                                             ------------        ------------        ------------        ------------
Loss before extraordinary item               $       (570)       $       (135)       $     (3,388)       $     (1,732)
Less:  Accretion of Series A Preferred
   Stock to redemption value                          (38)                  0                 (76)                  0
Less: Series A Preferred Stock dividends              (58)                  0                (115)                  0
Less: Series B Preferred Stock dividends              (40)                  0                 (80)                  0
                                             ------------        ------------        ------------        ------------
Loss available to common shareholders                (706)               (135)             (3,659)             (1,732)

Extraordinary charge
   Debt extinguishment                                  0                   0                 522                   0
                                             ------------        ------------        ------------        ------------

Total loss available to common shareholders  $       (706)       $       (135)       $     (4,181)       $     (1,732)
                                             ------------        ------------        ------------        ------------

Weighted average shares (basic and diluted)           549                 408                 549                 408
                                             ------------        ------------        ------------        ------------

Basic earnings per share:

   Loss before extraordinary item            $      (1.29)       $      (0.33)       $      (6.67)       $      (4.24)
   Extraordinary loss                                   0                   0               (0.95)                  0
                                             ------------        ------------        ------------        ------------
   Net loss                                  $      (1.29)       $      (0.33)       $      (7.62)       $      (4.24)
                                             ------------        ------------        ------------        ------------

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

Note 3. 1998 Stock Incentive Plan
---------------------------------

During March 1998, the shareholders approved the 1998 Stock Incentive Plan (the "Plan") for the benefit of senior management and associates. The Plan reserved 1,094,467 shares of non-qualified stock options for issuance at the discretion of the compensation committee of the board of directors. The options under the Plan generally vest over five years and expire ten years from the date of grant. In addition, the shares outstanding under the Company's previous plans were rolled over into the Plan and all options were priced at an exercise price of $1.95 per share.

The Company has elected to apply APB 25 and related interpretations in accounting for the Plan. APB 25 requires that compensation expense be recorded for the difference between the exercise price and the fair value of the shares, as defined, on the date of grant. This non-cash compensation expense is charged to operations 20% (the initial vesting percentage) as of the date of the Plan approval with the balance charged to operations ratably using a straight line method, subject to the vesting provisions of the Plan. For the quarter and six months ended August 1, 1998, option related compensation expense of $112,000 and $783,000, respectively, was charged to operations.

Note 4. Subordinated Debt
-------------------------

On March 11, 1998 the Company closed on a financing transaction with two members of its investor group, Cahill, Warnock & Company, L.L.C. and affiliates, and T. Rowe Price Recovery Fund II, L.P. The financing transaction provided for subordinated debt in the amount of $2,000,000. The subordinated debt agreement provides for interest at the rate of 14% per annum payable June 30, 1998 and December 31, 1998, and warrants to purchase 2% of the Company, on a fully diluted basis. The subordinated debt matures on December 31, 1998.

The warrants associated with the subordinated debt were issued at a redemption price below the market price. As a result, the Company will incur $200,000 of non-cash expense over the life of the debt as interest expense. During the quarter ended August 1, 1998 warrant related interest expense amounted to $60,000. During the six months ended August 1, 1998 warrant related interest expense amounted to $100,000.

Note 5. Federal Income Tax Refund Reserve
-----------------------------------------

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

Note 6. Line of Credit
----------------------

On June 2, 1998 the Company entered into a new credit facility with FINOVA Capital Corporation ("FINOVA") providing for borrowings up to $15,000,000. The new credit facility provides for borrowing and letters of credit based on a formula the aggregate of which cannot exceed the lesser of 100% of the net appraised value of eligible inventory, as defined, and outstanding letters of credit, or $15,000,000. Letters of credit are limited to a maximum of $5,000,000. A first lien is granted to FINOVA on all the Company's assets. The Company must maintain a scheduled minimum earnings before interest, taxes, depreciation and amortization and a senior debt coverage ratio, and may not declare or pay dividends or other distributions on account of any equity interest in the Company, until payment or satisfaction in full of liabilities under the FINOVA line of credit and termination of the financing agreement. Excluded under certain circumstances are dividends to be paid on Series A and Series B Preferred Stock. Interest is charged at FINOVA's prime rate plus 0.5% which was 9% at August 1, 1998.

As a condition of closing this facility, the Company repaid the previous General Electric Capital Corporation ("GECC") facility and incurred a $338,000 termination fee. This cost, together with remaining unamortized financing costs related to the closing of the GECC facility of $184,000, are reflected as an extraordinary charge for debt extinguishment during the first quarter of fiscal 1999.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------

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

General
-------

All references herein to fiscal 1999 and fiscal 1998 relate to the twelve months ending January 30, 1999 and January 31, 1998, respectively. References to the second quarter of fiscal 1999 and fiscal 1998 relate to the three months ended August 1, 1998 and August 2, 1997, respectively. References to the first half of fiscal 1999 and fiscal 1998 relate to the six months ended August 1, 1998 and August 2, 1997, respectively.

Overview and Recent Developments
--------------------------------

Jay Jacobs was incorporated in 1941 and operates a chain of mall-based specialty apparel stores offering contemporary men's and women's clothing and accessories at reasonable prices. At the date of this report the Company operates 101 stores in 19 states. The greatest concentration of stores is in the Pacific Northwest and Alaska.

In March 1998 the Company closed on a financing transaction with two members of its investor group, Cahill, Warnock & Company, L.L.C. and affiliates, and T. Rowe Price Recovery Fund II, L.P. The financing transaction provided for subordinated debt in the amount of $2,000,000 (See Note 4 - Subordinated Debt).

On June 2, 1998 the Company entered into a new credit facility with FINOVA providing for borrowings up to $15,000,000 (See Note 6 - Line of Credit). The facility provides for the ability to finance eligible inventory and to facilitate the issuance of letters of credit. The Company had $10,158,000 of short-term notes outstanding at the end of the second quarter of fiscal 1999. As a condition of closing the new facility, the Company repaid the GECC facility and incurred $338,000 in termination fees. This cost, together with remaining unamortized financing costs related to the closing of the GECC facility of $184,000, was expensed during the first quarter of fiscal 1999.

The Company is utilizing the additional capacity provided by the new credit facility along with the new subordinated debt provided by its investor group to fund its business plan for fiscal 1999, which includes opening up to 30 new stores during fiscal 1999.

During the first quarter of fiscal 1999, the shareholders approved a 1-for-15 reverse stock split and the Company's 1998 Stock Incentive Plan (the "Plan"). The reverse stock split was effective on April 3, 1998. In order to more closely align the interests of management and employees to those of the shareholders, the board of directors approved the issuance of 932,000 non-qualified stock options on March 24, 1998 to employees at an exercise price of $1.95 per share. Twenty percent of the non-qualified stock options vested immediately and the balance vest over a five-year period. The Company will incur option related compensation expense amounting to the difference between the exercise price and the market price on the date of grant. During the second quarter of fiscal 1999 option related compensation expense of $112,000 was charged to operations. Option related compensation expense for the first half of fiscal 1999 amounted to $783,000 (See Note 3 - 1998 Stock Incentive Plan). The Company will record a charge of $112,000 in each of the next 18 quarters, which represents the straight line amortization of option related compensation expense over the vesting period of the stock options. The charges during the first half of fiscal 1999, as well as future quarters, represent non-cash expense.

The Company is planning to increase the net store count during the year, reversing a three-year trend where the store count was significantly reduced, as a result of the closure of unprofitable stores. Five new stores were opened during the first half of 1999, and management has committed to opening an additional 25 new stores in the second half of fiscal 1999. The majority of the new locations will be opened in the combination store format, which features both men's and women's clothing, and averages 4500 square feet. The combination store format is the Company's most productive in generating an expected positive cash flow in the first year of operation. Management expects that the new locations will generate sufficient cash flow to return the initial investment over a two-year period. The new stores will be located primarily in existing markets, focusing generally in the Midwest and Southeastern areas of the United States. The increase in store count should result in increased sales and operating income. Annual capital requirements will also increase as a result of the new store opening program and are estimated at $1,700,000 for fiscal 1999.

In April 1998 the Company signed a five-year contract with SPS Payment Systems ("SPS") to provide the Company with a private label credit card and related marketing program. SPS will provide third party services for developing, managing, and marketing the Company's private label credit card to its customers. SPS will also purchase credit sales on a non-recourse basis. The Company is responsible for marketing the program in conjunction with SPS and for a service fee based on a percentage of credit sales. The private label credit card program was launched in May 1998. The Company will use the private label credit card program to provide its customers with an exclusive credit line for use in Jay Jacobs stores. The program will provide for the ability to market directly to private label credit card customers and provide incentives to them for shopping frequently at its stores. Management believes that this program is an important element in its strategic plan to improve the productivity of its new and existing locations.

As a result of the fundamental changes instituted by management, including the new financing and increased credit facility put in place during the first quarter of fiscal 1999, management believes that the Company is well positioned to be a successful competitor in its market. While management believes that it will continue to be required to manage liquidity carefully, it believes that the recent financings will enable it to fully implement its business plan, open new stores, and improve operating efficiency in the future.

As a result of the financing described above, the Company expects that the increase in interest expense reflected in the results for the second quarter and first half of fiscal 1999 will continue in future quarters. In addition, dividend obligations on the Preferred Stock, as well as the convertibility of the Series B Preferred Stock, will affect earnings per share of Common Stock in future periods.

Seasonality
-----------

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

Results of Operations
---------------------

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales:

                                                                   Three Months Ended            Six Months Ended
                                                                   Aug. 1,      Aug. 2,        Aug. 1,      Aug. 2,
                                                                     1998         1997           1998         1997
Net sales                                                           100.0%       100.0%         100.0%       100.0%

Cost of sales, buying and occupancy costs                            72.2         74.2           76.7         77.5
Selling, general and administrative expenses                         28.5         25.7           30.4         27.5
Interest expense                                                      2.2          1.1            2.0          1.0
Option compensation expense                                           0.7          0.0            2.7          0.0
                                                                 --------     --------       --------     --------
Loss before extraordinary items                                      (3.6)        (1.0)         (11.8)        (6.0)
Extraordinary charge
   Debt extinguishment                                                  0            0            1.8            0
Net loss                                                             (3.6)%       (1.0)%        (13.6)%       (6.0)%


Quarter Ended August 1, 1998 Compared to Quarter Ended August 2, 1997.
----------------------------------------------------------------------

Net sales increased by $306,000, or 2%, in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. This increase was primarily a result of the 11% comparable store sales increase and opening three new locations. This increase was partially offset by a decline in store count which resulted in operating 14 fewer stores at the beginning of the second quarter of fiscal 1999 compared to the beginning of the second quarter of fiscal 1998. The increase in comparable stores sales coupled with the closure of low volume stores resulted in an increase in average store volume during the quarter of 16% over the same quarter last year. Comparable store sales increased primarily as a result of the increasing acceptance by our target customers of our merchandise concept. During the second quarter of fiscal 1999 the Company opened three stores, closed four stores, and relocated two stores for a total of 101 stores in operation at the end of the quarter.

Cost of sales, buying and occupancy costs decreased by 2% as a percentage of sales. This decrease was primarily due to increased leverage on fixed occupancy and buying costs as a result of the increase in average store sales volume. Cost of sales related to merchandise improved by 0.1% compared to the same quarter last year.

Selling, general and administrative expenses increased by 2.8% as a percentage of sales. The increase primarily relates to an increase in staffing of key positions in the buying and real estate areas of the business associated with the Company's second half expansion program. In addition, the Company incurred an increase in store payroll costs associated with training and implementation of the new private label credit card program during the second quarter and the Company's direct mail campaign instituted in the first half. The Company believes that the additional expenses related to marketing will provide benefits in future quarters.

The Company recorded option related compensation expense of $112,000 or 0.7% of sales related to the issuance of 932,000 non-qualified stock options on March 24,1998 (See Note 3 - 1998 Stock Incentive Plan).

Interest expense as a percent of sales was 2.2% in the second quarter of fiscal 1999 compared to 1.1% of sales in the second quarter of fiscal 1998. This increase resulted from greater capacity and borrowings under the line of credit (See - Liquidity and Capital Resources) and interest incurred under the subordinated debt transaction closed in March 1998.

The Company had a loss of $570,000 for the second quarter of fiscal 1999 or $1.29 per share compared to a loss of $135,000 in the second quarter of fiscal 1998 or $0.33 per share. The increase in expenses related to option compensation expense, increased interest costs, and increased costs related to expansion of the business accounted for the increased loss for the second quarter of fiscal 1999.

Six Months Ended August 1, 1998 Compared to August 2, 1997.
-----------------------------------------------------------

Net sales decreased by $469,000, or 2%, in the first half of fiscal 1999 compared to the first half of fiscal 1998. This decrease was primarily a result of operating 15 less stores at the beginning of the first half of fiscal 1999 compared to the first half of fiscal 1998. This decline was partially offset by the 8% increase in comparable store sales and opening five new locations. The increase in comparable store sales coupled with the closure of low volume stores resulted in an increase in average store volume during the six-month period of 11% over the same six-month period last year. Comparable store sales increased primarily as a result of the increasing acceptance by our customers of our merchandise concept. During the first half of fiscal 1999 the Company opened five stores, closed twelve stores and relocated fifteen stores for a total of 101 stores in operation at the end of the period.

Cost of sales, buying and occupancy costs decreased by 0.8% as a percentage of sales. This decrease was primarily due to increased leverage on fixed occupancy and buying costs as a result of the increase in average store sales volume. Cost of sales related to merchandise improved by 0.2% compared to the same quarter last year.

Selling, general, and administrative expenses increased by 2.9% as a percentage of sales. The increase relates primarily to an increase in staffing of key positions in the buying and real estate areas of the business associated with the Company's second half expansion program. In addition, the Company incurred an increase in store payroll costs associated with training and implementation of the new private label credit card program during the second quarter. The Company believes that the additional expenses related to marketing will provide benefits in future quarters.

The Company recorded option related compensation expense of $783,000 or 2.7% of sales related to the issuance of 932,000 non-qualified stock options on March 24, 1998 (See Note 3 - 1998 Stock Incentive Plan).

Interest expense as a percent of sales was 2.0% in the first half of fiscal 1999 compared to 1.0% of sales in the first half of fiscal 1998. This increase resulted from greater capacity and borrowings under the line of credit (See - Liquidity and Capital Resources) and interest incurred under the subordinated debt transaction closed in March 1998.

The Company incurred an extraordinary charge during the first half of 1999 related to the extinguishment of debt of the former GECC facility in the amount of $522,000. The charge includes termination fees of $338,000 and the write-off of remaining unamortized financing costs of $184,000 related to the previous GECC line of credit.

The Company incurred a loss before the extraordinary charge of $3,388,000 for the first half of fiscal 1999 or $6.67 per share compared to a loss of $1,732,000 in the first half of fiscal 1998 or $4.24 per share. The increase in expenses related to option compensation expense, increased interest costs, and increased costs related to expansion of the business accounted for the increased loss for the first half of fiscal 1999.

The Company incurred a loss of $3,910,000 (or $7.62 per share) after the extraordinary charge of $522,000 (or $0.95 per share) related to the extinguishment of debt.

Liquidity and Capital Resources
-------------------------------

General
-------

The Company's principal needs for liquidity are to finance the purchase of merchandise inventories, to fund operations and to fund the Company's expansion plan.

During the first half of fiscal 1999 the Company's primary source of liquidity was from borrowings under its $15,000,000 secured line of credit with FINOVA and the $2,000,000 subordinated debt transaction closed in March 1998.

Net cash used for operations for the first half of fiscal 1999 was ($5,974,000). This use of cash resulted primarily from an increase in inventory ($2,671,000), the operating loss during the first six months of fiscal 1999 ($2,485,000, net of non-cash expenses), increase in prepaid expenses ($217,000), and decrease in accounts payable ($245,000). Property and equipment expenditures for the first six months of fiscal 1999 were $736,000.

The Company had a working capital deficit of $690,000 at August 1, 1998 compared to a working capital deficit of $4,200,000 at August 2, 1997. The working capital deficit decreased $3,510,000 primarily due to the investment in the Company of $5,900,000, net of related expenses, which occurred in December 1997.

The Company is currently planning to open 30 stores and has relocated 15 stores during fiscal 1999. In addition, the Company is researching alternatives to its existing management information system and expects to incur capital expenditures to replace existing systems during fiscal 1999 and fiscal 2000. The estimated capital expense during fiscal 1999 is $1,700,000. These forward-looking statements will be influenced by the Company's financial position and the number of advantageous mall store locations that become available.

At August 1, 1998 the Company had $1,223,000 in cash and cash equivalents. The Company had drawn $10,158,000 and had approximately $1,200,000 of potential availability under its line of credit based on its borrowing base formula. In the opinion of management, the net proceeds of the subordinated debt transaction along with increased availability under the new credit facility with FINOVA and anticipated cash flow from operations are adequate to enable the Company to accomplish its plans for fiscal 1999.

Depending on the ultimate success of its business strategy, the Company may continue to incur future losses, which could negatively affect working capital, the extension of credit by the Company's suppliers, the Company's ability to maintain compliance with its debt covenants, and the ability to raise additional capital as required in the future.

Year 2000
---------

The Company is currently conducting a comprehensive review of its options to mitigate the risks associated with the Year 2000 compliance issue. This review includes the inventory of all systems requiring conversion programming, the coordination of internal personnel to identify all exposures, and the assessment of implications of noncompliance in the organization. The Company believes its mostly likely option is to replace the existing software with new software that will improve productivity and is also Year 2000 compliant. The Company will be making the final decision regarding the source of the new software during the third quarter of fiscal 1999. It is planned that the software will be procured and operational in sufficient time for the Company to be Year 2000 compliant.

While the Company is acting prudently in addressing the Year 2000 issue, the failure of a third party to be compliant could potentially have an adverse affect on the Company's ability to operate. Plans are in place to communicate to our critical vendors and suppliers our expectations that they attain Year 2000 compliance in a timely manner. Contingency plans will be in place to provide alternate solutions if the progress of certain significant vendors/suppliers is questionable so as not to jeopardize our ability to service our customers.

The Company believes it has taken and will continue to take the appropriate steps to minimize the threat of any material technical failure having a significant impact on operations. However, it is impossible for any company to ensure Year 2000 compliance.

The costs associated with this effort are expected to range between $800,000 to $1,600,000. The Company will finance these costs out of existing credit lines and/or lease financing, if available.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

Pursuant to due notice, the Annual Meeting of Shareholders of Jay Jacobs, Inc. was held on July 9, 1998 at the Company's corporate offices. The purpose of the meeting was to elect the Company's 1998 Board of Directors as presented and no other matter was voted upon at the meeting. The proposed Board of Directors was approved by a majority of the shareholders. The votes were as follows:

                 Item                  For   Against   Abstaining   Broker non-votes
------------------------------   ---------   -------   ----------   ----------------
Michael D. Sullivan              3,898,942         0            0                  0
Edward L. Cahill                 3,898,942         0            0                  0
Kim Z. Golden                    3,898,942         0            0                  0
Rex Loren Steffey                3,898,942         0            0                  0
William L. Lawrence, Jr.         3,898,942         0            0                  0


Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

3.1   Restated Articles of Incorporation (Incorporated by reference to Exhibit
      3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-13112, declared effective May 19, 1987 (the "Form S-1"))
3.2 Articles of Amendment to the Registrant's Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q filed June 16, 1998 (the "Form 10-Q"))
3.3   Bylaws (Incorporated by reference to Exhibit 3.3 to the Form S-1)
4.1 Form of Warrant (Incorporated by reference to Exhibit 6 to the Schedule 13D Amendment Number 1 filed on behalf of Cahill, Warnock Strategic Partners Fund, L.P.; Strategic Associates, L.P.; Cahill Warnock Strategic Partners, L.P.; Cahill, Warnock & Co., L.L.C.; Edward L. Cahill and David
      L. Warnock on March 23, 1998 (the "Schedule 13D")
4.2   Form of Debenture (Incorporated by reference to Exhibit 4.2 to the Form
      10-Q)
4.3 Registration Rights Agreement (Incorporated by reference to Exhibit 5 to the Schedule 13D)

10.1 Subordinated Debenture Agreement (Incorporated by reference to Exhibit 4.4 to the Company's Form 8-K filed on December 15, 1997)
10.2  FINOVA Line of Credit
27    Financial Data Schedule

(b)  Reports on Form 8-K

None





SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAY JACOBS, INC.

Sept. 11, 1998




/s/  WILLIAM L. LAWRENCE, JR.
William L. Lawrence, Jr.
Executive Vice President, Chief Financial Officer and
Treasurer (Principal Financial and Accounting Officer)