Form 10-Q
period 1998-10-31
JACOBS JAY INC
filed 1998-12-15
CIK 812127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)
             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1998

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

              Common Stock: 549,220 shares as of December 14, 1998.

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                        JAY JACOBS, INC. AND SUBSIDIARY

                                 Balance Sheets
                                 (In thousands)

                                             October 31    January 31,
                                                1998          1998
                                             (Unaudited)    (Audited)
Assets

Current assets:
  Cash and cash equivalents                     $   889       $ 1,567
  Accounts receivable                               769           336
  Inventories                                    16,094         9,532
  Prepaid expenses                                1,110           562
                                                 ------        ------
Total current assets                             18,862        11,997
                                                 ------        ------

Property and equipment, net                       5,960         4,409
                                                 ------        ------

Total Assets                                    $24,822       $16,406
                                                -------       -------

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                              $ 3,962       $ 2,074
  Accrued Payroll                                     0           162
  Accrued reorganization expenses                   273           400
  Other accrued expenses                          1,305           988
  Line of credit                                 13,761         5,687
  Subordinated debt                               2,000             0
                                                 ------             -
Total current liabilities                        21,301         9,311
                                                 ------        ------

Deferred rental credits                             171           171

Federal income tax refund reserve                 1,980         1,980
                                                 ------        ------
Total liabilities                               $23,452        11,462
                                                -------        ------

Series A preferred stock -- 46,000
shares issued and outstanding each
period - mandatorily redeemable
                                                $ 3,814       $ 3,874
Shareholders' equity:
  Preferred stock: 5,000,000 shares
  authorized; Series B preferred stock
  - 25,000 shares issued and outstanding,
  each period                                     2,072         2,072
  Common stock: 20,000,000 shares
  authorized; 549,220 shares issued and
  outstanding at October 31, 1998 and
  544,323 at January 31, 1998                    16,224        13,257
  Retained deficit                              (18,838)      (14,259)
  Unrecognized option compensation expense       (1,902)            0
                                                -------        ------
Total shareholders' equity (Deficit)            $(2,444)      $ 1,070
                                                -------       -------

Total liabilities and shareholders' equity      $24,822       $16,406
                                                -------       -------


    The accompanying notes are an integral part of the financial statements.

                         JAY JACOBS, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                 Three Months Ended       Nine Months Ended
                                                 Oct 31       Nov 1       Oct 31      Nov 1
                                                 1998          1997       1998         1997
Net Sales                                        $16,145    $15,238       $44,799   $44,361
                                                 -------    -------       -------   -------

Operating costs and expenses:
Cost of sales, buying and occupancy costs         11,867     11,284        33,834    33,847
Selling, general and administrative expenses       4,280      3,909        13,001    11,909
Interest expense                                     421        124           992       416
Option compensation expense                          112          0           895         0
                                                 -------    -------       -------   -------

                                                  16,680     15,317        48,722    46,172
                                                 -------    -------       -------   -------

Loss before extraordinary item                      (535)       (79)       (3,923)   (1,811)

Extraordinary charge
     Debt extinguishment                               0          0           522         0
                                                 -------    -------       -------   -------

Net loss                                         $  (535)   $   (79)      $(4,445)  $(1,811)
                                                 -------    -------       -------   -------

Basic loss per share:
     Loss before extraordinary item              $ (1.22)   $ (0.19)      $ (7,89)  $ (4.43)
     Extraordinary charge                              0          0         (0.95)        0
                                                 -------    -------       -------   -------

     Net loss                                    $ (1.22)   $ (0.19)      $ (8.84)  $ (4.43)
                                                 -------    -------       -------   -------


Weighted average number of shares outstanding        549        412           549       409


    The accompanying notes are an integral part of the financial statements.

       (See Note 2. Earnings (Loss) Per Share - for per share calculation)

                         JAY JACOBS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                         Nine Months Ended
                                                  Oct 31, 1998     Nov 1, 1997

Cash flows from operating activities:
Net loss                                           $  (4,445)       $  (1811)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation and amortization                          1,314             860
Option compensation expense                              895               0
Change in deferred rental credits                          0             (70)

Change in assets and liabilities:
  Accounts receivable                                   (433)           (137)
  Inventories                                         (6,562)         (4,667)
  Prepaid expenses                                      (904)           (292)
  Accounts payable                                     1,888           1,392
  Accrued payroll                                       (162)           (217)
  Other accrued expenses                                 317            (130)
  Accrued reorganization expenses                       (127)           (199)
  Federal income tax refund reserve                        0               0
                                                   ---------        --------
Net cash used for operations                       $  (8,219)       $ (5,271)
                                                   ---------        --------

Cash flows to investing activities:
  Net increase in property and equipment              (2,349)            (84)
                                                   ---------        --------
Net cash used by investing activities

Cash flows from (to) financing activities:
  Net borrowing from line of credit                    8,074           5,207
  Proceeds from options exercised                         10              22
  Proceeds from subordinated debt                      2,000               0
  Preferred stock dividend                              (194)              0
                                                   ---------        --------
Net cash from financing activities                     9,890           5,229
                                                   ---------        --------

Net decrease in cash and cash equivalents          $    (678)       $   (126)
Cash and cash equivalents - beginning of period        1,567             249
                                                   ---------        --------
Cash and cash equivalents - end of period          $     889        $    123
                                                   ---------        --------


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

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" ("Statement No. 132"), which standardizes the disclosure requirements for pensions and other postretirement benefits. Statement No. 132 is effective for fiscal years beginning after December 15, 1997. While this statement may result in additional financial disclosures, it will not impact the Company's financial position or results of operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. Statement No. 133 is effective for all fiscal years beginning after June 15, 1999. The Company has not yet determined the effect, if any, Statement No. 133 will have on its financial statements or the timing of its adoption.

Note 2. Earnings (Loss) Per Share
---------------------------------

Basic earnings (loss) per share is based on the weighted average number of Common Shares outstanding during the period as adjusted to take into account the effect of options outstanding under the 1998 Stock Incentive Plan (the "Plan") and warrants to purchase Common Stock unless the effect of including such options is anti-dilutive. The weighted average number of Common Shares and equivalents outstanding were 549,000 and 412,000 for the quarters ended October 31, 1998 and November 1, 1997, respectively. All Common Shares and equivalents have been adjusted for the reverse stock split noted below. The weighted average number of shares outstanding do not reflect the impact of the conversion feature of the Series B Preferred Stock or the exercise of warrants attached to the subordinated debt. If the Series B Preferred Stock were converted to Common Stock and the warrants exercised, Common Shares outstanding would increase by 3,888,000 shares. The total Common Shares outstanding after the conversion and exercise of warrants would be 4,437,000.

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

The following represents the reconciliation of numerators and denominators used to calculate the basic and diluted earnings per share for all periods presented:

                                            Three Months     Three Months     Nine Months      Nine Months
                                               ended             ended           ended            ended
                                            Oct 31, 1998     Nov 1, 1997      Oct 31, 1998     Nov 1, 1997
Loss before extraordinary item                $   (535)        $   (79)         $ (3,923)        $(1,811)
Less:  Accretion of Series A Preferred
   Stock to redemption value                       (38)              0              (114)              0
Less: Series A Preferred Stock dividends           (58)              0              (173)              0
Less: Series B Preferred Stock dividends           (40)              0              (120)              0
                                              --------         -------          --------         -------
Loss available to common shareholders             (671)            (79)           (4,330)         (1,811)

Extraordinary charge
   Debt extinguishment                               0               0               522               0
                                              --------         -------          --------         -------

Total loss available to common                $   (671)        $   (79)         $ (4,852)        $(1,811)
shareholders
                                              --------         -------          --------         -------

Weighted average shares (basic and                 549             412               549             409
diluted)
                                              --------         -------          --------         -------

Basic earnings per share:

   Loss before extraordinary item             $  (1.22)        $ (0.19)         $  (7.89)        $ (4.43)
   Extraordinary loss                                0               0             (0.95)              0
                                              --------         -------          --------         -------
   Net loss                                   $  (1.22)        $ (0.19)         $  (8.84)        $ (4.43)
                                              --------         -------          --------         -------

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

The Company has elected to apply APB 25 and related interpretations in accounting for the Plan. APB 25 requires that compensation expense be recorded for the difference between the exercise price and the fair value of the shares, as defined, on the date of grant. This non-cash compensation expense is charged to operations 20% (the initial vesting percentage) as of the date of the Plan approval with the balance charged to operations ratably using a straight line method, subject to the vesting provisions of the Plan. For the quarter and nine months ended October 31, 1998, option related compensation expense of $112,000 and $895,000, respectively, was charged to operations.

Note 4. Subordinated Debt
-------------------------

On March 11, 1998 the Company closed on a financing transaction with two members of its investor group, Cahill, Warnock & Company, L.L.C. and affiliates, and T. Rowe Price Recovery Fund II, L.P. The financing transaction provided for subordinated debt in the amount of $2,000,000. The subordinated debt agreement provides for interest at the rate of 14% per annum payable June 30, 1998 and December 31, 1998, together with warrants to purchase 2% of the Company, on a fully diluted basis. The subordinated debt matures on December 31, 1998, if not otherwise extended by mutual agreement of both parties.

The warrants associated with the subordinated debt were issued at a redemption price below the market price. As a result, the Company will incur $200,000 of non-cash expense over the life of the debt as interest expense. During the quarter ended October 31, 1998 warrant related interest expense amounted to $60,000. During the nine months ended October 31, 1998 warrant related interest expense amounted to $160,000.

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

Note 6. Line of Credit
----------------------

On June 2, 1998 the Company entered into a new credit facility with FINOVA Capital Corporation ("FINOVA") providing for borrowings up to $15,000,000. The new credit facility provides for borrowing and letters of credit based on a formula, the aggregate of which cannot exceed the lesser of 100% of the net appraised value of eligible inventory, as defined, and outstanding letters of credit, or $15,000,000. Letters of credit are limited to a maximum of $5,000,000. A first lien is granted to FINOVA on all the Company's assets. The Company must maintain a scheduled minimum earnings before interest, taxes, depreciation and amortization and a senior debt coverage ratio, and may not declare or pay dividends or other distributions on account of any equity interest in the Company, until payment or satisfaction in full of liabilities under the FINOVA line of credit and termination of the financing agreement. Excluded under certain circumstances are dividends to be paid on Series A and Series B Preferred Stock. Interest is charged at FINOVA's prime rate plus 0.5% which was 8.5% at October 31, 1998.

As a condition of closing this facility, the Company repaid the previous General Electric Capital Corporation ("GECC") facility and incurred a $338,000 termination fee. This cost, together with remaining unamortized financing costs related to the closing of the GECC facility of $184,000, are reflected as an extraordinary charge for debt extinguishment during the first quarter of fiscal 1999.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


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

General
-------

All references herein to fiscal 1999 and fiscal 1998 relate to the twelve months ending January 30, 1999 and January 31, 1998, respectively. References to the third quarter of fiscal 1999 and fiscal 1998 relate to the three months ended October 31, 1998 and November 1, 1997, respectively. References to the nine months of fiscal 1999 and fiscal 1998 relate to the nine months ended October 31, 1998 and November 1, 1997, respectively.

Overview and Recent Developments
--------------------------------

Jay Jacobs was incorporated in 1941 and operates a chain of mall-based specialty apparel stores offering contemporary men's and women's clothing and accessories at reasonable prices. At the date of this report the Company operates 117 stores in 21 states. The greatest concentration of stores is in the Pacific Northwest and Alaska.

In March 1998 the Company closed on a financing transaction with two members of its investor group, Cahill, Warnock & Company, L.L.C. and affiliates, and T. Rowe Price Recovery Fund II, L.P. The financing transaction provided for subordinated debt in the amount of $2,000,000 (See Note 4. Subordinated Debt).

On June 2, 1998 the Company entered into a new credit facility with FINOVA providing for borrowings up to $15,000,000 (See Note 6. Line of Credit). The facility provides for the ability to finance eligible inventory and to facilitate the issuance of letters of credit. The Company had $13,761,000 of short-term notes outstanding at the end of the third quarter of fiscal 1999. As a condition of closing the new facility, the Company repaid the GECC facility and incurred $338,000 in termination fees. This cost, together with remaining unamortized financing costs related to the closing of the GECC facility of $184,000, was expensed during the first quarter of fiscal 1999.

During the first quarter of fiscal 1999, the shareholders approved a 1-for-15 reverse stock split and the Company's 1998 Stock Incentive Plan (the "Plan"). The reverse stock split was effective on April 3, 1998. In order to more closely align the interests of management and employees to those of the shareholders, the board of directors approved the issuance of 932,000 non-qualified stock options on March 24, 1998 to employees at an exercise price of $1.95 per share. Twenty percent of the non-qualified stock options vested immediately and the balance vest over a five-year period. The Company will incur option related compensation expense amounting to the difference between the exercise price and the market price on the date of grant. During the third quarter of fiscal 1999 option related compensation expense of $112,000 was charged to operations. Option related compensation expense for the first nine months of fiscal 1999 amounted to $895,000 (See Note 3. 1998 Stock Incentive Plan). The Company will record a charge of $112,000 in each of the next 18 quarters, which represents the straight line amortization of option related compensation expense over the vesting period of the stock options. The charges during the first half of fiscal 1999, as well as future quarters, represent non-cash expense.

The Company is currently increasing the net store count during the year, reversing a three-year trend where the store count was significantly reduced, as a result of the closure of unprofitable stores. Twenty-one new stores were opened during the first nine months of fiscal 1999. The majority of the new locations were opened in the combination store format, which features both men's and women's clothing, and averages 4500 square feet. The combination store format is the Company's most productive in generating an expected positive cash flow in the first year of operation. Management expects that the new locations will generate sufficient cash flow to return the initial investment over a two-year period. The new stores will be located primarily in existing markets, focusing generally in the Midwest and Southeastern areas of the United States. The increase in store count should result in increased sales and operating income. Annual capital requirements will also increase as a result of the new store opening program and are estimated at $2,000,000 for fiscal 1999.

In April 1998 the Company signed a five-year contract with SPS Payment Systems ("SPS") to provide the Company with a private label credit card and related marketing program. SPS will provide third party services for developing, managing, and marketing the Company's private label credit card to its customers. SPS will also purchase credit sales on a non-recourse basis. The Company is responsible for marketing the program in conjunction with SPS and for a service fee based on a percentage of credit sales. The private label credit card program was launched in May 1998. The Company will use the private label credit card program to provide its customers with an exclusive credit line for use in Jay Jacobs stores. The program will provide the ability to market directly to private label credit card customers as well as to provide incentives to them for shopping frequently at its stores. Management believes that this program is an important element in its strategic plan to improve the productivity of its new and existing locations.

As a result of the financings that occurred during fiscal 1999, the Company expects that the increase in interest expense reflected in the results for the third quarter and first nine months of fiscal 1999 will continue in future quarters. In addition, dividend obligations on the Preferred Stock, as well as the convertibility of the Series B Preferred Stock, will affect earnings per share of Common Stock in future periods.

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

Results of Operations
---------------------

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net sales:

                                                             Percentage of net sales
                                                 Three Months Ended         Nine Months Ended
                                                 Oct 31,      Nov 1,        Oct 31,     Nov 1,
                                                  1998         1997          1998        1997

Net sales                                        100.0%       100.0%        100.0%      100.0%

Cost of sales, buying and occupancy costs         73.5         74.1          75.5        76.3
Selling, general and administrative expenses      26.5         25.6          29.0        26.8
Interest expense                                   2.6          0.8           2.2         0.9
Option compensation expense                        0.7          0.0           2.0         0.0
                                                 -----        -----         -----       -----
Loss before extraordinary items                   (3.3)        (0.5)         (8.7)       (4.1)
Extraordinary charge
   Debt extinguishment                               0            0           1.2           0
                                                 -----        -----         -----       -----
Net loss                                          (3.3)%       (0.5)%        (9.9)%      (4.1)%
                                                 -----        -----         -----       -----


Quarter Ended October 31, 1998 Compared to Quarter Ended November 1, 1997
-------------------------------------------------------------------------

Net sales increased by $907,000, or 6%, in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. This increase was primarily a result of the 9% comparable store sales increase and opening 16 new locations. This increase was partially offset by a decline in store count which resulted in operating 14 fewer stores at the beginning of the third quarter of fiscal 1999 compared to the beginning of the third quarter of fiscal 1998. The increase in comparable stores sales coupled with the closure of low volume stores resulted in an increase in average store volume during the quarter of 11% over the same quarter last year. Comparable store sales increased primarily as a result of the increasing acceptance by the Company's target customers of the merchandise concept. During the third quarter of fiscal 1999 the Company opened 16 stores, the majority during the last six weeks of the quarter, for a total of 117 stores in operation at the end of the quarter.

Cost of sales, buying and occupancy costs decreased by 0.6% as a percentage of sales. This decrease was primarily due to increased leverage on fixed occupancy and buying costs as a result of the increase in average store sales volume.

Selling, general and administrative expenses increased by 0.9% as a percentage of sales. The increase primarily relates to an increase in staffing of key positions in the buying and real estate areas of the business associated with the Company's second half expansion program. In addition, the Company incurred an increase in store payroll costs associated with training and implementation of the new store opening program during the third quarter.

The Company recorded option related compensation expense of $112,000 or 0.7% of sales related to the issuance of 932,000 non-qualified stock options on March 24,1998 (See Note 3. 1998 Stock Incentive Plan).

Interest expense as a percent of sales was 2.6% in the third quarter of fiscal 1999 compared to 0.8% of sales in the third quarter of fiscal 1998. This increase resulted from greater capacity and borrowings under the line of credit (See - Liquidity and Capital Resources) and interest incurred under the subordinated debt transaction closed in March 1998.

The Company had a loss of $535,000 for the third quarter of fiscal 1999 or $1.22 per share compared to a loss of $79,000 in the third quarter of fiscal 1998 or $0.19 per share. The increase in expenses related to option compensation expense, increased interest costs, and increased costs related to expansion of the business accounted for the increased loss for the third quarter of fiscal 1999.

Nine Months Ended October 31, 1998 Compared to November 1, 1997
---------------------------------------------------------------

Net sales increased by $438,000, or 1%, in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. This increase was primarily a result the 8% increase in comparable store sales and opening 21 new locations. The increase in comparable store sales coupled with the closure of low volume stores resulted in an increase in average store volume during the nine-month period of 11% over the same nine-month period last year. Comparable store sales increased primarily as a result of the increasing acceptance by the Company's customers of the merchandise concept. During the first nine months of fiscal 1999 the Company opened 21 stores, closed 12 stores and relocated 15 stores for a total of 117 stores in operation at the end of the period.

Cost of sales, buying and occupancy costs decreased by 0.8% as a percentage of sales. This decrease was primarily due to increased leverage on fixed occupancy and buying costs as a result of the increase in average store sales volume.

Selling, general, and administrative expenses increased by 2.2% as a percentage of sales. The increase relates primarily to an increase in staffing of key positions in the buying and real estate areas of the business associated with the Company's second half expansion program. In addition, the Company incurred an increase in store payroll costs associated with training and implementation of the new private label credit card program during the second quarter. The Company believes that the additional expenses related to marketing and new store opening program of the third quarter will provide benefits in future quarters.

The Company recorded option related compensation expense of $895,000 or 2.0% of sales related to the issuance of 932,000 non-qualified stock options on March 24, 1998 (See Note 3. 1998 Stock Incentive Plan).

Interest expense as a percent of sales was 2.2% in the first nine months of fiscal 1999 compared to 0.9% of sales in the first nine months of fiscal 1998. This increase resulted from greater capacity and borrowings under the line of credit (See - Liquidity and Capital Resources) and interest incurred under the subordinated debt transaction closed in March 1998.

The Company incurred an extraordinary charge during the first nine months of fiscal 1999 related to the extinguishment of debt of the former GECC facility in the amount of $522,000. The charge includes termination fees of $338,000 and the write-off of remaining unamortized financing costs of $184,000 related to the previous GECC line of credit.

The Company incurred a loss before the extraordinary charge of $3,923,000 for the first nine months of fiscal 1999 or $7.89 per share compared to a loss of $1,811,000 in the first nine months of fiscal 1998 or $4.43 per share. The increase in expenses related to option compensation expense, increased interest costs, and increased costs related to expansion of the business accounted for the increased loss for the first nine months of fiscal 1999.

The Company incurred a loss of $4,445,000 (or $8.84 per share) after the extraordinary charge of $522,000 (or $0.95 per share) related to the extinguishment of debt.

Liquidity and Capital Resources
-------------------------------

General
-------

The Company's principal needs for liquidity are to finance the purchase of merchandise inventories, to fund operations and to fund the Company's expansion plan.

During the first nine months of fiscal 1999 the Company's primary source of liquidity was from borrowings under its $15,000,000 secured line of credit with FINOVA and the $2,000,000 subordinated debt transaction closed in March 1998.

Net cash used for operations for the first nine months of fiscal 1999 was ($8,219,000). This use of cash resulted primarily from an increase in inventory ($6,562,000) and the operating loss during the first nine months of fiscal 1999 ($2,236,000, net of non-cash expenses) offset by an increase in accounts payable ($1,888,000). Property and equipment expenditures for the first nine months of fiscal 1999 were $2,349,000.

The Company had a working capital deficit of $2,439,000 at October 31, 1998 compared to a working capital deficit of $3,747,000 at November 1, 1997. The working capital deficit decreased primarily through the investment in the Company which occurred in December 1997.

The Company's current plan is to open 28 stores and relocate 15 stores during fiscal 1999. In addition, the Company has selected alternatives to its existing management information system and expects to incur capital expenditures to replace existing systems during fiscal 1999 and fiscal 2000. The estimated capital expense during fiscal 1999 is $500,000. These forward-looking statements will be influenced by the Company's financial position and the number of advantageous mall store locations that become available. The Company has no current commitment of any person to provide additional capital and there is no assurance that such capital will be available if required.

At October 31, 1998 the Company had $889,000 in cash and cash equivalents. The Company had drawn $13,761,000 and had approximately $1,239,000 of potential availability under its line of credit based on its borrowing base formula. The Company's ability to maintain adequate liquidity through the balance of the fiscal year is dependent on the fourth quarter results of operation and/or the availability of additional outside capital.

Depending on the ultimate success of its business strategy, the Company may continue to incur future losses, which could negatively affect working capital, the extension of credit by the Company's suppliers, the Company's ability to maintain compliance with its debt covenants, and the ability to raise additional capital as required in the future.

Year 2000
---------

Information Technology Systems and The Year 2000
------------------------------------------------

The year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Portions of the Company's computer information technology systems and their associated software ("IT Systems") may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or to engage in business activities.

Readiness for Year 2000
-----------------------

As is the case with most other companies using IT Systems in their operations, the Company has been in the process of addressing the year 2000 issue. In connection with a general upgrade of its IT Systems, the Company is installing new merchandise, financial system software and store point-of-sales packages. The Company expects to begin using the merchandise and financial systems in May 1999 and store point of sales systems in August 1999. In addition to being year 2000 compliant, management expects the new merchandise systems will allow for improved merchandise planning, sales tracking and trend analysis. Further, the Company also expects these systems will allow for improved distribution center processing and more flexible allocation of merchandise to the Company's stores.

Costs to Address Year 2000 Issues
---------------------------------

Management estimates that new year 2000 compliant software packages and related hardware improvements, which the Company had previously planned to install irrespective of any year 2000 considerations, will cost approximately $1.9 million. All costs related to year 2000 will be funded through cash flows from operations and additional future financing.

Risks of Year 2000 Issues
-------------------------

The Company expects to implement the changes necessary to address the year 2000 issue. The Company presently believes that, with the conversions to new software and modifications to existing IT Systems, the year 2000 issue will not pose significant operational problems for the Company's IT Systems and thus will not have a materially adverse effect on the Company's operations. However, the year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that the year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results. Moreover, in its normal course of operations the Company relies upon vendors, government agencies, utility companies, telecommunications companies, shipping companies, suppliers and other third party service providers over which it can assert little control. The Company's ability to conduct its business is dependent upon the ability of these third parties to avoid year 2000 related disruptions. The Company has contacted and will continue to contact its key suppliers and other third party service providers to inquire as to their year 2000 readiness. If these third parties do not adequately address their year 2000 issues, the Company's business may be affected, which could result in a materially adverse effect on the results of operations and financial condition of the Company.

Contingency Plans
-----------------

With the exception of the above plans, the Company has not to date developed any further contingency plans in the event the Company, or any key third party providers, should fail to become year 2000 compliant.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
     3.1  Restated Articles of Incorporation (Incorporated by reference to
          Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-13112, declared effective May 19, 1987 (the "Form S-1"))
     3.2 Articles of Amendment to the Registrant's Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q filed June 16, 1998 (the "Form 10-Q"))
     3.3  Bylaws (Incorporated by reference to Exhibit 3.3 to the Form S-1)
     4.1  Form of Warrant (Incorporated by reference to Exhibit 6 to the
          Schedule 13D Amendment Number 1 filed on behalf of Cahill, Warnock Strategic Partners Fund, L.P.; Strategic Associates, L.P.; Cahill Warnock Strategic Partners, L.P.; Cahill, Warnock & Co., L.L.C.; Edward L. Cahill and David L. Warnock on March 23, 1998 (the "Schedule 13D")
     4.2 Form of Debenture (Incorporated by reference to Exhibit 4.2 to the Form 10-Q)
     4.3 Registration Rights Agreement (Incorporated by reference to Exhibit 5 to the Schedule 13D)
     10.1 Subordinated Debenture Agreement (Incorporated by reference to Exhibit
          4.4 to the Company's Form 8-K filed on December 15, 1997)
     10.2 FINOVA Line of Credit (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed September 15, 1998)
     27   Financial Data Schedule

(b)  Reports on Form 8-K

     None

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAY JACOBS, INC.

December 14, 1998



/s/ WILLIAM L. LAWRENCE, JR.
----------------------------
William L. Lawrence, Jr.
Executive Vice President, Chief Financial Officer and
Treasurer (Principal Financial and Accounting Officer)