Form 10-K
period 1999-01-30
JACOBS JAY INC
filed 1999-04-30
CIK 812127

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended January 30, 1999      Commission file number 0-15934


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

Common stock - par value $0.01 per share Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.     []

Applicable only to Registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.                                YES  X  NO
                                                                      ---    ---

As of April 26, 1999, 549,220 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the share (based upon the closing price of the shares traded on April 26, 1999) of Jay Jacobs, Inc., held by non-affiliates was $1,455,433. For the purposes of such calculation, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the zero (0) shares beneficially owned by directors and executive officers of the Registrant.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                        YES     NO
                                                                      ---    ---

                                     PART 1

                                ITEM 1. BUSINESS

General

Jay Jacobs, Inc. ("Jay Jacobs" or the "Company") operates a chain of specialty apparel stores offering fashion conscious young women and men contemporary clothing at reasonable prices. The Company targets the 18 to 34 age group and features fashionable merchandise for all lifestyles of its target customer at competitive prices. The majority of the product offered to women and men in Jay Jacobs stores is merchandise developed by the Company and sold under its own label. At January 30, 1999 the Company operated a chain of 120 Jay Jacobs stores in 22 states. These stores are concentrated in the Northwest, Midwest and Southwest and are located in regional enclosed shopping malls.

The Company was founded in 1941 in Seattle, Washington and grew to a 288-store operation by 1992. By early 1994, the Company had become overextended and, in May 1994, it filed a voluntary petition under Chapter 11 of the Bankruptcy code. New management was brought in and commenced a restructuring of operations that involved the closing of over 100 stores by January 1997. In June 1997, the Bankruptcy Court approved a final decree and the case was closed. The Company then focused its efforts on raising operating capital and paying its debt to its unsecured creditors. In December 1997, the company raised a total of $7,100,000 through the sale of two series of preferred stock to institutional investors permitting the payment in full of the unsecured creditors (following a modification of the original decree to permit partial payment in stock) and providing additional operating capital. Since December 1997, the investor group, which includes affiliates of Cahill, Warnock & Company, L.L.C., and T. Rowe
Price Recovery Fund II, L.P., has provided approximately $6,000,000 of additional financing. The equity securities owned by the investor group represent a controlling interest in the Company.

DESCRIPTION OF BUSINESS

The principal aspects of the Company's business are summarized below.

Retail Merchandising

Jay Jacobs' merchandising strategy is targeted at the 18 to 34 age group. The Company offers both women's and men's clothing, and features fashionable merchandise for all lifestyles of its target customer. The majority of the product offered to women and men in Jay Jacobs stores is merchandise sold under the private labels of Jay Jacobs, Private Edition, Bainbridge, Bahia and Tank. Management believes that focusing on private label designs provides unique positioning for the Company's merchandise. The Company also understands that its customer wants quality as well as value. Through the use of in-store displays and promotional signage, the Company and its trained store personnel show customers how the merchandise works together to create a variety of outfits and looks. Value is demonstrated in regular promotions emphasizing multiple purchases. The target age group has a built-in need for apparel as they make the transition from school to career. Management believes that the Company is well positioned to meet these needs. Finally, this market segment will be growing over the next ten years. This growth will be primarily in the 18 to 25 year age group, which represents the "Baby Echo Boom" generation coming of age (i.e. children of the Baby Boom Generation).

Retail Store Locations

The Company's stores are located, principally, in major enclosed regional shopping malls. In addition to lease terms, site selection is influenced by mall location, store location within the mall, the demographics of the area surrounding the mall, and expected mall traffic.

The following table shows the number of stores by type and by state operated by the Company as of January 30, 1999:

                                   STORE TYPE

                      Women's &      Women's        Men's
          State        Men's          Only           Only      Total

          Alaska         8              2             1         11
          California     6              6             1         13
          Colorado       6              1             0          7
          Florida        0              1             0          1
          Georgia        2              1             0          3
          Idaho          4              1             0          5
          Illinois       5              3             1          9
          Indiana        3              2             1          6
          Kentucky       1              0             0          1
          Louisiana      3              1             0          4
          Montana        2              3             0          5
          Nevada         2              0             0          2
          New Mexico     1              0             0          1
          No. Carolina   1              4             0          5
          Oklahoma       1              1             0          2
          Oregon         6              2             0          8
          Tennessee      2              2             0          4
          Texas          3              1             0          4
          Utah           2              0             0          2
          Washington     16             4             0         20
          Wisconsin      4              2             0          6
          Wyoming        1              0             0          1
                       ----------------------------------------------
          Total          79             37            4        120



Store Expansion and Relocation

The Company's strategy is to capitalize on the combination store format where both women's and men's merchandise is displayed within the same store. The combination store format, which ranges in size between 4,000 and 6,000 square feet, achieves greater productivity than either women's only or men's only stores.

The Company plans to reformat a portion of its women's only and men's only stores into the combination store formats by relocating those stores to more productive locations within the mall in which the store is currently located. This process will be completed over the next five years as store leases expire. During the fiscal year ended January 30, 1999, the Company relocated and reformatted 8 stores in existing malls into the combination store formats.

During the fiscal year ended January 30, 1999, the Company opened 28 stores in the combination format and closed 16 stores, each of which was at the end of its lease term. The Company did not incur any material expense as a result of the store closings. As of January 30, 1999, the Company operated 120 stores.

The Company new-store opening strategy is to open combination format stores in regional enclosed malls. During the fiscal year ending January 29, 2000, the Company plans to focus on its store relocation strategy, with fewer new store openings than during the preceding year.

Merchandise Inventory, Replenishment and Distribution

Merchandise planning, purchasing and marketing are directed from the Company's headquarters in Seattle, Washington and are overseen by the Company's General Merchandise Managers and their team of 24 associates.

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

The Company is in the process of implementing a new management information system that will improve the ability to track merchandise selling trends and improve control over merchandise flow. The new system should be operational during the summer of fiscal 2000.

Purchasing

The Company works with established sources of fashion apparel and seeks suppliers and manufacturers that will assist the Company in its merchandise strategy. The Company works closely with its suppliers to design merchandise that meets the needs of its target customers. Substantially all of the Company's merchandise is sold under its own label.

The Company believes that it has good relationships with its vendors. The Company purchases merchandise from both domestic and foreign suppliers either directly from a factory or through a domestic agent. The Company's domestic vendors include suppliers who produce merchandise that meets the Company's specifications. During the fiscal year ended January 30, 1999, approximately 88% of the Company's merchandise was acquired from domestic contractors and 12% from foreign sources, either directly or through domestic agents.

During the fiscal year ended January 30, 1999, merchandise was purchased from over 180 suppliers. No single vendor accounted for more than 10% of the Company's purchases.

Retail Advertising

The Company's advertising expenditures during the fiscal year ended January 30, 1999 were approximately 0.2% of net sales. Like many specialty retailers, the Company relies heavily on its locations in malls and on in-store graphics and displays to attract customers to its stores. In addition, the Company maintains a list of preferred customers and periodically advises them of special offers and advance notice of sale events. The Company also advertises, during peak selling periods, in mall tabloids that are distributed by mall landlords to customers.

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

The management of a retail store is overseen by a District Manager, a Regional Manager, and ultimately, the Vice President of Store Operations. Each of these individuals make regular visits to the stores to ensure adherence to corporate policies and merchandising strategies and to oversee store operations. A
District Manager typically oversees nine to fifteen stores, each of which is staffed by a Store Manager and one or more Assistant Store Managers. These managers are eligible to receive incentive compensation based on the performance of the store or stores under their supervision. Accounting functions for all stores are centralized at corporate headquarters.

Distribution

The Company leases a 60,000 square foot facility in a warehousing complex near Seattle for use as its Distribution Center. The facility is equipped with sophisticated systems that allow for the efficient receipt, processing, and distribution of merchandise. The Company estimates that the Distribution Center has the capacity to process merchandise for approximately 300 stores and has the potential to process approximately 500 stores with the installation of additional equipment within the existing space.

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

The Company is in the process of implementing a new management information system that will improve the ability to track merchandise and improve control within the Distribution Center. The new system should be operational during the summer of fiscal 2000.

Competition

The retail sale of women's and men's apparel is a highly competitive business. The Company's competition strategy is to focus on key competitive factors of price, quality, fashion and merchandise selection. The Company also concentrates on other competitive factors including brand name recognition, store location and layout, and customer service. In the broadest sense, the Company competes with all retailers that sell fashionable apparel to young women and men. More specifically, the Company competes with a wide variety of national and regional women's and men's apparel retailers such as the Limited Express, Structure, J. Riggins, The Gap, Banana Republic, The Buckle and others. The Company also competes with chain stores such as Nordstrom, The Bon Marche, Lamonts, Mervyn's, Federated and Dayton Hudson. Many of the Company's competitors are considerably larger with greater financial and other resources.

Trademarks

The Company has registered "Jay Jacobs", "American Sportswear Exchange", "D.D. Sloane", "Private Edition" and several other trademarks of lesser importance with the U.S. Patent and Trademark Office.

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

Employees

As of January 30, 1999 the Company had approximately 347 full-time and 535 part-time store employees. Additionally, the Company had 97 management, distribution and clerical associates at its corporate headquarters and Distribution Center. During peak seasons, the Company typically employs additional store and distribution personnel. Each store employs approximately 3 to 24 sales associates, including store management. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.


                               ITEM 2. PROPERTIES

Leases

Jay Jacobs leases all of its stores. In general, store leases have an initial term of two to fifteen years, and some have one or more renewal options. Additionally, the Company has 11 month-to-month leases with no stated expiration. The following table shows the years in which store leases expire that were effective at January 30, 1999:

                                  Number of           Number of Leases
                                   Leases           Expiring with Renewal
       Year Ending                Expiring               Options

       January 2000                  30                     5
       January 2001                  19                     6
       January 2002                  17                     4
       January 2003                  10                     1
       January 2004                  13                     1
       January 2005                   1                     0
       January 2006                   7                     0
       January 2007                   5                     1
       January 2008                   2                     0
       January 2009                   4                     2
       January 2010                   1                     1


The Company's leases generally provide for a base rental rate and typically require the payment of a percentage of sales as additional rent when sales reach specified levels. Aggregate rental expenses for the fiscal year ended January 30, 1999, were $5,783,648 and aggregate minimum rentals for the year ending January 29, 2000 are projected to be $5,760,575. In addition, the Company is generally responsible for all mall merchant dues and common area charges in shopping center locations and, in certain instances, for real estate taxes and other expenses.

The Company currently leases 60,000 square feet for its Distribution Center in a warehousing complex near Seattle. The Company's lease for the Distribution Center extends through January 2000. The Company expects to renew the lease for the existing Distribution Center on a long-term basis during fiscal 2000.

The Company leases 36,000 square feet for its corporate headquarters in downtown Seattle. The lease extends through January 2000. The company expects to relocate its Corporate Headquarters and is exploring alternatives to its existing location. The final decision with regards to the relocation will be made during the summer of fiscal 2000.

The lease on the Company's downtown Seattle, Washington store expires on January 29, 2000. The Company is currently looking for alternatives in the downtown Seattle area for a replacement store to its existing location and expects to make this decision during the summer of 1999.


                            ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In a unanimous consent dated January 29, 1999, the holders of all of the shares of the Company's Series A and Series B Preferred Stock approved the creation and issuance of the Company's Series D Preferred Stock.


                                     PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market Prices of Common Stock

The common stock of Jay Jacobs, Inc. is currently listed on the Electronic Bulletin Board under the symbol "JAYJ". Prior to April 6, 1998 the company stock symbol was "JAYJ". The symbol was changed on April 6 to "JAYJD" to reflect trade after the reverse split. The Company's stock symbol reverted back to "JAYJ" on May 11, 1998 and continues to be traded under that symbol. The common stock was previously listed for trading on the NASDAQ National Market under the symbol "JAYJ". On June 28, 1996 the Company was delisted from the NASDAQ National Market due to not meeting their Net Tangible Asset Requirement.

The table below sets forth the high and low closing prices as reported by NASDAQ and the OTC Bulletin Board for the last eight fiscal quarters.


                                                 Closing Prices
               Quarter Ended                   High          Low
              ---------------------------------------------------
              January 30, 1999                $1.50         $0.75
              October 31, 1998                 2.99          0.75
              August 1, 1998                   3.75          2.25
              May 2, 1998                      8.10          4.50

              January 31, 1998               $14.06         $5.63
              November 1, 1997                24.38          1.95
              August 2, 1997                   4.50          1.65
              May 3, 1997                      6.56          3.15


On April 26, 1999 the closing price for the Company's stock was $2.65. All stock prices have been adjusted to reflect the 1-for-15 reverse split effective April 3, 1998.

Number of Record Holders

The number of record holders of the Company's common stock as of April 26, 1999 was 777.

Dividend Policy

The Company has never paid cash dividends on its common stock.


                         ITEM 6. SELECTED FINANCIAL DATA

Pursuant to Rule 12b-25, this item has been omitted from this Form 10-K and will be filed by subsequent amendment. In preparing its financial statements for fiscal 1999, management discovered certain errors in its accounts payable and cost of goods sold for fiscal 1998. The Company is in the process of determining which elements of accounts payable and purchases had not been properly recorded in fiscal 1998, resulting, among other things, in an understatement of the net loss for fiscal 1998 of approximately $3,500,000. The Company expects to restate its financial statements for fiscal 1998 to reflect the appropriate adjustments. Because of the substantial resources that the Company's accounting staff has devoted to the identification and resolution of this matter, it was unable to present finalized financial statements for fiscal 1999 to its auditors in time to permit the audit to be conducted as scheduled. The Company expects to file an amendment on Form 10-KA containing audited financial statements and Management's Discussion with respect thereto on or before May 17, 1999.


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


               ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

The current executive officers of the company are as follows:

            Name                    Age                     Position

     Rex Loren Steffey              49     President and Chief Executive Officer

     William L. Lawrence, Jr.       48     Exectuive Vice President and Chief
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

CURRENT DIRECTORS

                                                             Director
              Name                       Age                  Since

      William L. Lawrence, Jr.           48                   1997

      Rex Loren Steffey                  49                   1994

      Michael D. Sullivan                58                   1997

      Edward L. Cahill                   45                   1997

      Kim Z. Golden                      43                   1997

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

Edward L. Cahill is a founding partner of Cahill, Warnock & Company, LLC, an asset management firm established to invest in small public companies. Prior to founding Cahill, Warnock & Company in July 1995, Mr. Cahill was a Managing Director at BT Alex. Brown Incorporated where, from 1986 through 1995, he headed the firm's Health Care Investment Banking Group. Mr. Cahill is also a director of Occupational Health + Rehabilitation Inc, Prism Health Group, Inc., The Maryland Bioprocessing Center, and Centene Corporation.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and beneficial owners of more than ten percent of the Company's stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by the Company and on written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that, during fiscal 1999, its officers and directors have complied with all applicable
Section 16(a) filing requirements.


                         ITEM 11. EXECUTIVE COMPENSATION

The information required by Part III (Item 11) is set forth in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of January 30, 1999. Such information is incorporated herein by reference and made a part hereof.


                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The information required by Part III (Item 12) is set forth in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of January 30, 1999. Such information is incorporated herein by reference and made a part hereof.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Part III (Item 13) is set forth in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of January 30, 1999. Such information is incorporated herein by reference and made a part hereof.


                                     PART IV
                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

ITEM 14. (a) (1)

Pursuant to Rule 12b-25, this item has been omitted from this Form 10-K and will be filed by subsequent amendment.

ITEM 14. (a) (2)

Pursuant to Rule 12b-25, this item has been omitted from this Form 10-K and will be filed by subsequent amendment.

ITEM 14. (a)(3) LIST OF EXHIBITS

   Exhibits
     3.1      Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form
              S-1, Registration No. 33-13112, declared effective May 19,
              1987 (the "Form S-1"))
     3.2      Articles of Amendment to the Registrant's Restated Articles of
              Incorporation (Incorporated by reference to Exhibit 3.2 to the
              Company's Form 10-Q filed June 16, 1998 (the "Form 10-Q"))
     3.3      Articles of Amendment of Articles of Incorporation containing the Statement of Rights and Preferences of the Series D
              Preferred Stock (Incorporated by reference to the Company's
              Form 8-K filed February 21, 1999 (the "Form 8-K"))
     3.4      Bylaws (Incorporated by reference to Exhibit 3.3 to the Form S-1)
     4.1      Form of specimen certificate for the Series D Preferred Stock
              (Incorporated by reference to Exhibit 4.1 to the Form 8-K)
     4.2      Form of Warrant (Incorporated by reference to Exhibit 4.2 to the
              Form 8-K)
     4.3      Form of Debenture (Incorporated by reference to Exhibit 4.2 to the
              Form 10-Q)
     4.4      Amended and Restated Registration Rights Agreement (Incorporated
              by reference to Exhibit 4.3 to the Form 8-K)
     4.5      Voting Agreement between Investors and Messrs. Steffey and
              Lawrence (Incorporated by reference to Exhibit 4.2 to the
              Company's Form 8-K filed on December 15, 1997 (the "1997 Form
              8-K"))
     4.6      Agreement between T Rowe Price Recovery Fund II, L.P. and
              remaining Investors (Incorporated by reference to Exhibit 4.3 to the 1997 Form 8-K)
    10.1      Preferred Stock Purchase Agreement (Incorporated by reference to
              Exhibit 2.1 to the 1997 Form 8-K)
    10.2      Subordinated Debenture Agreement (Incorporated by reference to
              Exhibit 4.4 to the 1997 Form 8-K)
    10.3      Securities Purchase Agreement (Incorporated by reference to
              Exhibit 10.1 of the Form 8-K)
    10.4      FINOVA Line of Credit (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on September 15, 1998)
    10.5      Amendment No. 2 to Loan and Security Agreement and Limited Waiver
              and Consent (Incorporated by reference to Exhibit 10.2 of the Form
              8-K)
    10.6      1998 Stock Incentive Plan (Incorporated by reference to Exhibit
              3.1 to the 1997 Form 8-K)
    10.7      Employment Agreement with Rex L. Steffey (Incorporated by
              reference to Exhibit 10.2 to the 1997 Form 8-K)
    10.8      Employment Agreement with William L. Lawrence, Jr. (Incorporated by reference to Exhibit 10.3 to the 1997 Form 8-K)
    11        Statement re computation of per share earnings (to be filed by amendment)
    21        Schedule of Subsidiaries
    23        Consent of Independent Accountants (to be filed by amendment)
    27        Financial Data Schedule (to be filed by amendment)


ITEM 14. (b) REPORTS ON FORM 8-K

Form 8-K dated February 1, 1999 reporting under Item 5 the creation and issuance of the Company's Series D Preferred Stock and certain warrants to acquire the Company's Common Stock.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 1999.

                                       Jay Jacobs, Inc.

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

Signature                        Title                          Date


/S/ MICHAEL D. SULLIVAN
------------------------
Michael D. Sullivan          Chairman of the Board         April 29, 1999
                             and Director


/S/ EDWARD L. CAHILL
------------------------
Edward L. Cahill             Director                      April 29, 1999


/S/ KIM Z. GOLDEN
------------------------
Kim Z. Golden                Director                      April 29, 1999


/S/ REX LOREN STEFFEY
------------------------
Rex Loren Steffey            President, Chief Executive    April 29, 1999
                             Officer and Director


/S/ WILLIAM L. LAWRENCE, JR.
----------------------------
William L. Lawrence, Jr.     Executive Vice President,     April 29, 1999
                             Chief Financial Officer
                             and Director

                                 EXHIBIT INDEX

    ITEM      DESCRIPTION
     3.1      Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form
              S-1, Registration No. 33-13112, declared effective May 19,
              1987 (the "Form S-1"))
     3.2      Articles of Amendment to the Registrant's Restated Articles of
              Incorporation (Incorporated by reference to Exhibit 3.2 to the
              Company's Form 10-Q filed June 16, 1998 (the "Form 10-Q"))
     3.3      Articles of Amendment of Articles of Incorporation containing the Statement of Rights and Preferences of the Series D
              Preferred Stock (Incorporated by reference to the Company's
              Form 8-K filed February 21, 1999 (the "Form 8-K"))
     3.4      Bylaws (Incorporated by reference to Exhibit 3.3 to the Form S-1)
     4.1      Form of specimen certificate for the Series D Preferred Stock
              (Incorporated by reference to Exhibit 4.1 to the Form 8-K)
     4.2      Form of Warrant (Incorporated by reference to Exhibit 4.2 to the
              Form 8-K)
     4.3      Form of Debenture (Incorporated by reference to Exhibit 4.2 to the
              Form 10-Q)
     4.4      Amended and Restated Registration Rights Agreement (Incorporated
              by reference to Exhibit 4.3 to the Form 8-K)
     4.5      Voting Agreement between Investors and Messrs. Steffey and
              Lawrence (Incorporated by reference to Exhibit 4.2 to the
              Company's Form 8-K filed on December 15, 1997 (the "1997 Form
              8-K"))
     4.6      Agreement between T Rowe Price Recovery Fund II, L.P. and
              remaining Investors (Incorporated by reference to Exhibit 4.3 to the 1997 Form 8-K)
    10.1      Preferred Stock Purchase Agreement (Incorporated by reference to
              Exhibit 2.1 to the 1997 Form 8-K)
    10.2      Subordinated Debenture Agreement (Incorporated by reference to
              Exhibit 4.4 to the 1997 Form 8-K)
    10.3      Securities Purchase Agreement (Incorporated by reference to
              Exhibit 10.1 of the Form 8-K)
    10.4      FINOVA Line of Credit (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on September 15, 1998)
    10.5      Amendment No. 2 to Loan and Security Agreement and Limited Waiver
              and Consent (Incorporated by reference to Exhibit 10.2 of the Form
              8-K)
    10.6      1998 Stock Incentive Plan (Incorporated by reference to Exhibit
              3.1 to the 1997 Form 8-K)
    10.7      Employment Agreement with Rex L. Steffey (Incorporated by
              reference to Exhibit 10.2 to the 1997 Form 8-K)
    10.8      Employment Agreement with William L. Lawrence, Jr. (Incorporated by reference to Exhibit 10.3 to the 1997 Form 8-K)
    11        Statement re computation of per share earnings (to be filed by amendment)
    21        Schedule of Subsidiaries
    23        Consent of Independent Accountants (to be filed by amendment)
    27        Financial Data Schedule (to be filed by amendment)